Form 10-K
period 1993-12-31
FIRST CHICAGO CORP
filed 1994-03-04
CIK 36161

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993        COMMISSION FILE NUMBER 1-6052

                           FIRST CHICAGO CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                               ----------------
                DELAWARE                               36-2669970
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)
                            ONE FIRST NATIONAL PLAZA
                            CHICAGO, ILLINOIS 60670
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)
       Registrant's telephone number, including area code: (312) 732-4000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                       ON WHICH REGISTERED
- -------------------                                     -----------------------
Common Stock, $5.00 par value                           New York Stock Exchange
                                                        Chicago Stock Exchange
                                                        Pacific Stock Exchange
Preferred Stock with Cumulative and Adjustable
 Dividends ($50 stated value), no par value             New York Stock Exchange
Preferred Stock with Cumulative and Adjustable
 Dividends, Series B ($100 stated value), no par value  New York Stock Exchange
Preferred Stock with Cumulative and Adjustable
 Dividends, Series C ($100 stated value), no par value  New York Stock Exchange
10% Cumulative Preferred Stock, Series D ($25 stated
 value), no par value                                   New York Stock Exchange
Depositary Shares, each representing one-twenty-fifth
 of a share of 8.45% Cumulative Preferred Stock,
 Series E ($625 stated value), no par value             New York Stock Exchange
Depositary Shares, each representing one-hundredth of
 a share of 5 3/4% Cumulative Convertible Preferred
 Stock, Series B ($5,000 stated value), no par value    New York Stock Exchange
Preferred Share Purchase Rights                         New York Stock Exchange
                                                        Chicago Stock Exchange
                                                        Pacific Stock Exchange
8 1/2% Notes Due June 1, 1998                           New York Stock Exchange
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF CLASS
- --------------
8.45% Cumulative Preferred Stock, Series E ($625
 stated value)
5 3/4% Cumulative Convertible Preferred Stock, Series
 B ($5,000 stated value)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
  The aggregate market value of voting stock held by nonaffiliates of the Corporation as of December 31, 1993, was approximately $3,528,000,000. At
December 31, 1993, the Corporation had 86,398,605 shares of its Common Stock, $5.00 par value, outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
  PORTIONS OF THE CORPORATION'S 1993 ANNUAL REPORT TO STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV HEREOF, AND PORTIONS OF THE CORPORATION'S DEFINITIVE PROXY STATEMENT DATED MARCH 4, 1994, ARE INCORPORATED
BY REFERENCE INTO PART III HEREOF.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           FIRST CHICAGO CORPORATION

                                FORM 10-K INDEX

                                                                            PAGE
                                                                            ----
PART I

 Item 1.      Business...................................................     2
              Description of Business....................................     2
              Employees..................................................     5
              Competition................................................     5
              Monetary Policy and Economic Controls......................     5
              Supervision and Regulation.................................     6
              Financial Review...........................................    10
              Certain Statistical Information............................    10
 Item 2.      Properties.................................................    19
 Item 3.      Legal Proceedings..........................................    20
 Item 4.      Submission of Matters to a Vote of Security Holders........    20
 Executive Officers of the Registrant.....................................   20

PART II

 Item 5.      Market for Registrant's Common Equity and Related              20
               Stockholder Matters.......................................
 Item 6.      Selected Financial Data....................................    20
 Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    20
 Item 8.      Financial Statements and Supplementary Data................    21
 Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................    21

PART III

 Item 10.     Directors and Executive Officers of the Registrant.........    21
 Item 11.     Executive Compensation.....................................    21
 Item 12.     Security Ownership of Certain Beneficial Owners and            21
               Management................................................
 Item 13.     Certain Relationships and Related Transactions.............    21

PART IV

 Item 14.     Exhibits, Financial Statement Schedules, and Reports on        21
               Form 8-K..................................................

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

                                    General

  First Chicago Corporation (the "Corporation") is a multibank holding company incorporated in Delaware in l969. The principal asset of the Corporation is the capital stock of The First National Bank of Chicago ("FNBC"). The Corporation also owns all the outstanding capital stock of American National Corporation ("ANC") and FCC National Bank. ANC is the holding company for American National Bank and Trust Company of Chicago ("ANB"), American National Bank of Libertyville, and American National Bank and Trust Company of Wisconsin. FCC National Bank is a Delaware-based bank primarily engaged in the issuance of VISA and MasterCard credit cards. Together with these banking organizations, the Corporation, directly or indirectly, owns the stock of various nonbank companies engaged in businesses related to banking and finance, including venture capital and leasing subsidiaries.

  In November 1993, the Corporation and Lake Shore Bancorp., Inc. ("Lake Shore") signed a definitive agreement providing for the purchase of all outstanding shares of Lake Shore by the Corporation for approximately $323 million of the Corporation's common stock. Lake Shore, a Chicago area bank holding company with eight offices in the Chicago metropolitan area, owns Lake Shore National Bank and Bank of Hinsdale. Each share or share equivalent of Lake Shore common stock will be exchanged for common stock of the Corporation valued at $31.08. The exchange ratio will be determined based on the average closing price of the Corporation's common stock during a 20-day period ending just prior to the closing of the transaction, with a minimum price of $37 and a maximum price of $53 per share. The transaction is subject to approval of Lake Shore's stockholders and various bank regulatory authorities, and is expected to close in mid-1994.

  In addition to its equity investments in subsidiaries, the Corporation, directly or indirectly, raises funds principally to finance the operations of its nonbank subsidiaries. A substantial portion of the Corporation's annual income typically has been derived from dividends from its subsidiaries and from interest on loans to its subsidiaries.

  The Corporation's business strategy focuses on three major sectors: corporate and institutional banking, consumer banking and middle market banking. Each of these businesses is supported through the organizational structures of the Corporation's banking and nonbanking subsidiaries, as described below.

  The Corporation's U.S. offices and international facilities are listed on page 69 of the Corporation's 1993 Annual Report to Stockholders, and such listing is expressly incorporated herein by reference.

                      Corporate and Institutional Banking

  Corporate and institutional banking encompasses the broad range of commercial and investment banking products and services that FNBC, along with the subsidiaries referenced below, provides to domestic and foreign customers. The principal focus of corporate and institutional banking activities is the delivery of corporate financial services and noncredit services and the extension of credit to commercial, financial and governmental customers.

  Serving the larger business marketplace within the United States, Canada, Europe, the Middle East, Africa and the Asia-Pacific regions, corporate and institutional banking provides products and services to industries including: retailing, commodities, banking, finance, insurance, transportation, securities, real estate, mortgage banking, communications, utilities, and petroleum and mining, as well as health, education and service organizations, and municipalities. Upper middle market customers within the Midwest are also served by corporate and institutional banking.

  In the global financial marketplace, corporate and institutional banking is responsible for FNBC's investment activities in U.S. government securities, municipal money markets, fixed income securities, federal agency securities, foreign exchange and the futures markets. Risk insurance products, such as foreign exchange options, interest rate options, and interest rate and currency swaps, are also provided.

  A separate subsidiary of the Corporation, First Chicago Capital Markets, Inc. ("FCCM"), is a primary government bond dealer and, as such, reports its positions daily to the Federal Reserve Open Market Committee Trading Desk. FCCM also is responsible for activities in the securities of states, municipalities and other governmental entities, and certain corporate entities, including trading, sales, underwriting, research, and maintenance of an active secondary market with national sales distribution.

  Certain financial products and services such as global merchant banking, private placement of debt securities, merger and acquisition advisory services, subordinated debt investments, highly leveraged transaction financings, asset sales and distributions, loan syndications, and financial advisory services to troubled companies are coordinated with corporate and institutional banking. These products and services are provided through FNBC, through nonbank subsidiaries of the Corporation, and through international banking subsidiaries of FNBC.

  Corporate and institutional banking also develops, markets and delivers cash management, operating, clearing and other noncredit products, both overseas and domestically. These include money transfer, collection, disbursement, documentary, remittance, trade finance, international securities clearing, custody, corporate trust and shareholder services.

  Corporate and institutional banking includes the operations of three subsidiaries of the Corporation and FNBC: First Chicago National Processing Corporation, which provides noncredit clearing services, including lock box processing, on a nationwide basis; First Chicago International, which provides clearing and documentary services; and First Chicago Trust Company of New York, a New York state-chartered trust company, which provides custody, corporate trust, special agency, stock transfer, and securities issuing, paying and clearance services. In addition, the First Chicago Clearing Center in London is that city's principal depository for certificates of deposit and other short-term securities.

                                Consumer Banking

  The consumer banking business consists of two principal business groups:
Community Banking and First Card.

  Community Banking has primary responsibility for developing and marketing diversified financial services to individuals and privately held businesses located in the Chicago metropolitan area. These services include traditional deposit and loan services, investment advisory and trust services, discount brokerage, mutual funds, annuities and mortgage loans.

  Consumer banking services are distributed through more than 70 consumer banking facilities and more than 370 automatic teller machines ("ATM"s), and through Bank-by-Mail, Bank-at-Work and computer home-banking programs. In 1993, the Corporation continued to consolidate and streamline its community banking operations by merging its remaining local community banking subsidiaries into FNBC.

  ATM services are provided to consumer banking clients in the Chicago market through a shared network called CASH STATION and through the CIRRUS system nationwide.

  First Card has primary responsibility for developing and marketing the Corporation's credit card services to individuals nationwide using direct response, telemarketing and other techniques that do not require a local physical presence. While VISA and MasterCard accounts are the primary products sold by First Card, other services include check-accessed lines of credit and certificates of deposit.

  The majority of the Corporation's credit card accounts are owned and administered by FCC National Bank ("FCCNB"), headquartered in Wilmington, Delaware. First Card operations centers are located in Wilmington, Delaware; Elgin, Illinois; and Uniondale (Long Island), New York.

  During 1993, First Card continued to expand, primarily through marketing programs offering FCCNB's proprietary First Card line of VISA and MasterCard accounts. The Corporation's subsidiaries in the aggregate rank among the largest issuers of bank credit cards in the United States.

                             Middle Market Banking

  Middle market banking is conducted primarily through ANC, which, through ANB and ANC's other subsidiaries, offers a wide range of banking and financial products and services, with primary emphasis on the middle market corporate customer in the Chicago metropolitan area. ANB has 15 Chicago and suburban branches, including its main office in downtown Chicago and a new office in Matteson, Illinois. Other suburban branches are located in Arlington Heights, Bensenville, Deerfield, Des Plaines, Elgin, Lisle, Melrose Park, Skokie and Willowbrook. ANB maintains one foreign branch in Grand Cayman. ANC also owns American National Bank and Trust Company of Wisconsin and American National Bank of Libertyville, whose activities are coordinated with those of ANB.

  ANB is organized into three major lines of business: Banking, Trust and Investment Management. There are also four support divisions within ANB:
Financial Services, Auditing, Marketing and Personnel.

  The Banking Department comprises Commercial Banking, Correspondent and Institutional Banking, International Banking, Personal Banking, Corporate Finance, Banking Operations and the Treasury Division. The Banking Department provides services to commercial and correspondent bank customers, including commercial loans, demand deposit and time deposit accounts, commercial finance and real estate mortgage loans, cash management services, financial advisory services and investment services. The department also provides personal banking services, including personal consumer loans, deposit services and safe deposit facilities.

  The Trust business is composed of Corporate Trust Services and Personal Trust and Investment Management. Corporate Trust Services acts as trustee and performs other services related to the issuance of public debt. Personal Trust and Investment Management provides estate planning, fiduciary management and investment management services to individuals, particularly business owners, executives and professionals.

  The Investment Management business is conducted through ANB Investment Management & Trust Company, a wholly owned subsidiary of ANB, which provides investment management and related administrative services for employee benefit and retirement plans and for other tax-exempt funds. ANB Investment Management & Trust Company manages a wide array of equity and fixed income funds, actively managed equity and fixed income funds, and balanced funds. This subsidiary manages approximately $18 billion of assets for clients in the Chicago area and throughout the U.S.

                               Other Subsidiaries

  In addition to the banking subsidiaries described above, the Corporation owns subsidiaries that are engaged in businesses related to banking and finance, including leasing real and personal property; providing specialized financing that supplements FNBC's commercial lending activities; and engaging in certain permissible investment banking activities.

  First Chicago Financial Corporation raises funds to finance the operations of its subsidiaries: First Chicago Leasing Corporation, First Chicago Investment Corporation and FCCM. First Chicago Leasing Corporation provides advice on, and invests in, leases for commercial aircraft, facilities and other major industrial equipment. First Chicago Investment Corporation provides various forms of equity financing for acquisitions, management buyouts and growing businesses. FCCM engages in certain permissible securities distribution and trading activities as described on page 3 of this Form 10-K.

  First Capital Corporation of Chicago, a small business investment company licensed under the Small Business Investment Act of 1958, offers equity financing for small business ventures.

                                Financial Policy

  The Corporation's Policy Committee maintains ultimate responsibility for the establishment of financial policies and strategies which are consistent with the Corporation's overall business objectives. The Policy Committee is responsible to the Board of Directors for reporting such policies and strategies.

  The Finance Committee oversees the implementation and execution of policies established by the Policy Committee relating to the financial management of the Corporation, specifically: liquidity management, interest rate risk management, investment accounts, tax planning, and accounting risk. The Finance Committee is chaired by the Corporation's Chief Financial Officer.

                     Credit Strategy and Market Risk Policy

  The Credit Strategy Committee is responsible for providing strategic direction and senior management oversight for the credit risk management process. This process includes identifying, measuring and managing potential credit risk inherent in loans, leases, letters of credit, and other product offerings such as interest rate and currency risk insurance products, service products, securities placement products and trading products.

  The Market Risk Committee is responsible for providing strategic direction and senior management oversight for the market risk management process. This process includes identifying, measuring and managing potential capital, balance sheet and income effects associated with interest rate, exchange rate and other market risks.

                               Staff Departments

  Staff support for FNBC, the Corporation and certain of their subsidiaries is supplied by the Administration, Audit, Corporate and Community Affairs, Corporate Strategy, Credit and Market Risk Policy, Economic Forecasting, Human Resources and Law Departments, and the Finance Group.

EMPLOYEES

  As of December 3l, 1993, the Corporation and its subsidiaries had approximately 17,355 employees on a full-time-equivalent basis.

COMPETITION

  All phases of the Corporation's activities, including banking, are highly competitive. The Corporation's banking subsidiaries (the "Banks") compete actively with money market mutual funds, national and state banks, mutual savings banks, savings and loan associations, finance companies, credit unions and other financial institutions located throughout the U.S. For international business, the Banks compete with other U.S. financial institutions that have foreign installations, and with other major banks and financial institutions throughout the world. In addition, the Corporation's subsidiaries are subject to competition from a variety of financial and other institutions that provide a wide array of products and services.

MONETARY POLICY AND ECONOMIC CONTROLS

  The earnings of the Banks and, therefore, the earnings of the Corporation, are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the "Board"). An important function of the Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

  The Board's monetary policies strongly influence the behavior of interest rates and can, therefore, have a significant effect on the operating results of commercial banks. During the second half of 1993, economic growth accelerated. If growth continues to be strong, inflationary pressures will begin to develop. Given such circumstances, the Board has begun to tighten credit conditions, pushing up interest rates.

  The effects of the various measures used by the Board on the future business and earnings of the Banks and the Corporation cannot be predicted.

  Other economic controls also have affected the Corporation's operations in the past. The Corporation cannot predict the nature or extent of any effects that possible future governmental controls or legislation may have on its business and earnings.

SUPERVISION AND REGULATION

                        Bank Holding Company Regulation

  The Corporation is a bank holding company as defined under the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered as such with the Board. Under the Act, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring more than 5 percent of the voting stock of any company engaging in, activities other than banking, or managing or controlling banks, or performing services for their subsidiaries.

  The Act authorizes the Board to permit bank holding companies to engage in, and to acquire or retain shares of companies that engage in, activities that the Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Board has determined that a number of activities meet this standard. Among the activities so approved are: making and servicing loans; performing certain fiduciary functions; leasing real and personal property; underwriting and dealing in government obligations and certain money market instruments; underwriting and dealing, to a limited extent, in corporate debt obligations and other securities that banks may not deal in; providing foreign exchange advisory and transactional services; acting as a futures commission merchant; and owning, controlling or operating a savings association if the association engages only in deposit-taking activities, lending and other activities that are permissible for bank holding companies. The Board, from time to time, may revise and expand the list of permitted activities.

  The Act also prohibits bank holding companies from acquiring more than 5 percent of the voting shares of any bank that is not already majority-owned without the prior approval of the Board. No application to acquire shares of a bank (as defined in the Act) located outside the state in which the operations of the applicant's banking subsidiaries are principally conducted may be approved by the Board unless such acquisition is specifically authorized by a statute of the state in which the bank whose shares are to be acquired is located. At present, nearly all states have adopted legislation permitting some form of acquisition by an out-of-state bank holding company of the shares of an in-state bank. In some of these states, only banks with limited powers may be established; in other jurisdictions, the laws permit only specific out-of-state bank holding companies to acquire in-state banks. Some states permit emergency bank acquisitions by out-of-state bank holding companies. In addition, the laws of some other states permit an out-of-state bank holding company to own a bank within their state only if a bank holding company within such state would be permitted to own a bank in the state of the out-of-state bank holding company. Certain reciprocal statutes are limited to specific regions of the country, and the U.S. Supreme Court has sustained the constitutionality of certain of these regional interstate banking statutes. Additional developments by state and federal authorities, including federal legislation, with respect to interstate banking may occur in the future. The impact of any such developments on the Corporation and the Banks cannot be predicted at this time.

  The Illinois Bank Holding Company Act (the "Illinois Act") provides that any out-of-state bank holding company whose principal place of business is in a state that grants Illinois bank holding companies reciprocal authority may acquire control of an Illinois bank or bank holding company. The approval of the Illinois

Commissioner of Banks and Trust Companies is required to complete such an interstate acquisition in Illinois. The Illinois Act also permits intrastate acquisitions throughout Illinois by Illinois bank holding companies. All interstate and intrastate bank acquisitions by the Corporation are subject to the approval of the Board.

  The Corporation is required to file with the Board annual reports and such additional information as the Board may require pursuant to the Act. The Board periodically examines the Corporation and its nonbank subsidiaries, and is authorized to impose reserve requirements and interest rate limitations on certain debt obligations issued by bank holding companies.

  As a bank holding company, the Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit or providing property or services.

  The Board has adopted risk-based capital guidelines for bank holding companies that require bank holding companies to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) of 8%. At least half of total capital has to be composed of common stockholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less disallowed intangibles (primarily goodwill) ("Tier I capital"). The remainder ("Tier II capital") may consist of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan loss reserves. At December 31, 1993, the Company's consolidated Tier I capital and total capital ratios were 8.8% and 13.6%, respectively.

  In addition, the Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier I capital to total average assets, less disallowed intangibles (primarily goodwill) (the "leverage ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 1993, was 8.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Board has indicated that it will consider a "tangible Tier I capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

                               Banking Regulation

  The Corporation and its nonbank subsidiaries are affiliates of the Banks within the meaning of the Federal Reserve Act. The Corporation and its nonbank subsidiaries are subject to certain restrictions on loans made by the Banks to the Corporation or such other subsidiaries, on investments made by the Banks in their stock or securities, on the Banks taking such stock and securities as collateral for loans, and on the terms of transactions between the Banks and other subsidiaries. The Corporation and its subsidiaries, including the Banks, are also subject to certain restrictions with respect to engaging in the issuance, flotation, underwriting, public sale or distribution of securities.

  There are various additional requirements and restrictions in the laws of the U.S. and the State of Illinois affecting the Banks and their operations, including the requirement to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made by the Banks, and restrictions related to investments and other activities of the Banks. The Banks are subject to regulation by the Office of the Comptroller of the Currency (the "Comptroller"), the Board and the Federal Deposit Insurance Corporation ("FDIC"). As national banks, they are examined by the Comptroller. FNBC's and ANB's operations in other countries are subject to various restrictions imposed by the laws of such countries.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") significantly expanded the regulatory and enforcement powers of federal banking regulators and has important consequences for the Corporation, the Banks and other depository institutions located in the U.S.

  A major feature of FDICIA is the comprehensive directions it gives to federal banking regulators to promptly direct or require the correction of problems at inadequately capitalized banks in the manner that is least costly to the federal deposit insurance funds. The degree of corrective regulatory involvement in the operations and management of banks and their holding companies is, under FDICIA, largely determined by the actual or anticipated capital position of the subject institution.

  FDICIA established five tiers of capital measurement for regulatory purposes ranging from "well capitalized" to "critically undercapitalized." FDICIA requires banking regulators to take increasingly strong corrective steps, based on the capital tier of any subject bank, to cause such bank to achieve and maintain capital adequacy. Even if a bank is adequately capitalized, however, the banking regulators are authorized to apply corrective measures if the bank is determined to be in an unsafe or unsound condition or engaging in an unsafe or unsound activity.

  Depending on the capital level of an insured depository institution, the banking regulatory agencies' corrective powers can include: requiring a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to reduce total assets; requiring the institution to issue additional stock (including voting stock) or to be acquired; placing restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election for the institution's board of directors; requiring that certain senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; prohibiting the institution's parent bank holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver or conservator for the institution.

  If an insured depository institution is undercapitalized, the parent bank holding company is required to guarantee that the institution will comply with any capital restoration plan submitted to, and approved by, the appropriate federal banking agency in an amount equal to the lesser of (i) 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with the capital restoration plan. If such parent bank holding company guarantee is not obtained, the capital restoration plan may not be accepted by the banking regulators. As a result, such institution would be subject to the more severe restrictions imposed on significantly undercapitalized institutions. Further, the failure of such a depository institution to submit an acceptable capital plan is grounds for the appointment of a conservator or receiver.

  FDICIA also contains a number of other provisions affecting depository institutions, including the creation of additional reporting and independent auditing requirements, the establishment of safety and soundness standards, the changing of FDIC insurance premiums from flat amounts to a new system of risk-based assessments, as described below, a review of accounting standards, and supplemental disclosures and limits on the ability of depository institutions to acquire brokered deposits.

  FDICIA will likely result in increased costs for the banking industry due to higher assessments and more limitations on the activities of all but the most well-capitalized banks.

  In addition to FDICIA, there have been a number of legislative and regulatory proposals designed to strengthen the federal deposit insurance system and to improve the overall financial stability of the U.S. banking system. These include proposals to increase capital requirements above presently published guidelines, to place special assessments on banks to increase funds available to the FDIC, and to allow national banks to branch on an interstate basis.

  Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond current levels. Each of the Banks and the Corporation were in compliance with applicable minimum capital requirements as of December 31, 1993. The management of the Corporation, however, is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedule.

  The Banks are subject to FDIC deposit insurance assessments. FDICIA provides that FDIC deposit insurance assessments change from flat rate premiums to a new system of risk-based premium assessments. In June 1993, the FDIC adopted final rules effective January 1, 1994, for the implementation of the risk-based assessment system. Under this system, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities.

  Under the FDIC's risk-based assessment system, the prior flat assessment rate of 0.23% per annum on the amount of domestic deposits has been changed to a rate based upon classification of a depository institution in one of nine risk assessment categories. Such classification is based upon the institution's capital level and upon certain supervisory evaluations of the institution by its primary regulator. The assessment rate schedule adopted creates a 0.08% spread in assessment rates, ranging from 0.23% per annum to 0.31% per annum, between banks classified as strongest and weakest by the FDIC.

  The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), among other things, provides generally that, upon the default of any bank of a multi-unit holding company, the FDIC may assess an affiliated insured depository institution for the estimated losses incurred by the FDIC. Specifically, FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver. "In danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. All of the Banks are FDIC-insured depository institutions.

  Additionally, there are certain regulatory limitations on the payment of dividends to the Corporation by the Banks. Dividend payments by a national bank are limited to the lesser of (i) the level of "undivided profits then on hand" less the amount of bad debts, as defined, in excess of the allowance for credit losses, and (ii) absent regulatory approval, an amount not in excess of its "net profits" for the current year combined with the "retained net profits" for the preceding two years. As of December 3l, 1993, the Banks could have declared additional dividends of approximately $445 million without approval of the Comptroller. The payment of dividends by any Bank may also be affected by other factors, such as the maintenance of adequate capital for such Bank. In addition, the Comptroller has authority to prohibit a national bank from paying dividends if, in the Comptroller's opinion, the payment of dividends would, in light of the financial condition of such bank, constitute an unsafe or unsound practice.

  FNBC and ANB are registered with the Comptroller as transfer agents and are subject to the rules and regulations of the Securities and Exchange Commission (the "Commission") and the Comptroller with respect to their activities as transfer agents.

  Certain organizational units within FNBC and ANB are registered with the Commission as municipal securities dealers. These units are subject to the applicable rules and regulations of the Commission and the Municipal Securities Rulemaking Board with respect to transactions in municipal securities performed in a municipal securities dealer capacity. FNBC also is a regulated government securities broker and dealer under the Government Securities Act, and is subject to regulations issued thereunder in connection with the conduct of its U.S. government securities business.

  In addition, First Chicago Investment Services, Inc. ("FCIS"), a discount brokerage subsidiary of FNBC, is registered as a broker-dealer with the Commission and is a member of the National Association of Securities Dealers ("NASD"). The brokerage activities of FCIS are subject to the applicable rules and regulations of the Commission and the NASD. Also, FCCM is registered as a broker-dealer with the Commission and is a member of the NASD. The securities distribution and trading activities of FCCM are subject to the applicable rules and regulations of the Board, the Commission and the NASD.

  First Chicago Futures, Inc. ("FCFI"), a subsidiary of FNBC that conducts a commodities brokerage business and is a market maker in foreign currency options, is registered with the Commission as a broker-dealer and with the Commodity Futures Trading Commission ("CFTC") as a futures commission merchant, and is a member of the National Futures Association ("NFA"). FCFI is subject to the applicable rules and regulations of the Commission, the CFTC, the NFA, and certain commodities and securities exchanges of which FCFI is a member with respect to its activities as a foreign currency market maker and a futures commission merchant.

FINANCIAL REVIEW

  Additional information responsive to this Item 1 is set forth in the Corporation's 1993 Annual Report to Stockholders on pages 17-37 of the "Financial Review" section and is expressly incorporated herein by reference.

CERTAIN STATISTICAL INFORMATION

  In addition to the statistical information set forth on the following pages of this Form 10-K, the information set forth in "Selected Statistical Information" on pages 64-67 of the Corporation's 1993 Annual Report to Stockholders is expressly incorporated herein by reference.

INVESTMENT SECURITIES

                                                             1993   1992   1991
DECEMBER 31 (IN MILLIONS)                                   ------ ------ ------
Debt securities
 U.S. government and federal agency
   Held for investment..................................... $  --  $  330 $  501
   Held to maturity........................................    245    --     --
   Available for sale......................................    243    195    --
                                                            ------ ------ ------
     Total.................................................    488    525    501
 States & political subdivisions
   Held for investment.....................................    --     244    305
   Held to maturity........................................    162    --     --
                                                            ------ ------ ------
     Total.................................................    162    244    305
 Bonds, notes and debentures
   Held for investment.....................................    --     134    136
   Held to maturity........................................      4    --     --
   Available for sale......................................     15    --     --
                                                            ------ ------ ------
     Total.................................................     19    134    136
                                                            ------ ------ ------
     Total debt securities.................................    669    903    942
Equity securities (1)......................................  1,587  1,497    911
                                                            ------ ------ ------
     Total................................................. $2,256 $2,400 $1,853
                                                            ====== ====== ======

- --------
(1) Includes venture capital portfolio and Federal Reserve stock.

As of December 31, 1993, debt investment securities had the following maturity and yield characteristics.

                                              HELD TO     AVAILABLE
                                             MATURITY     FOR SALE       TOTAL
                                            -----------  -----------  -----------
                                            BOOK         BOOK         BOOK
                                            VALUE YIELD  VALUE YIELD  VALUE YIELD
(DOLLARS IN MILLIONS)                       ----- -----  ----- -----  ----- -----
U.S. GOVERNMENT AND FEDERAL AGENCY
Maturing within one year................... $ 73  5.23%  $238  3.39%  $311  3.82%
Maturing after one but within five years...  170  4.64    --    --     170  4.64
Maturing after five but within ten years...  --    --     --    --     --    --
Maturing after ten years...................    2  8.32      5  7.43      7  7.68
                                            ----  ----   ----  ----   ----  ----
                                            $245  4.85%  $243  3.46%  $488  4.16%
                                            ====  ====   ====  ====   ====  ====
STATES AND POLITICAL SUBDIVISIONS*
Maturing within one year................... $ 13  9.99%   --    --    $ 13  9.99%
Maturing after one but within five years...   59  9.32    --    --      59  9.32
Maturing after five but within ten years...   40  9.02    --    --      40  9.02
Maturing after ten years...................   50  9.61    --    --      50  9.61
                                            ----  ----   ----  ----   ----  ----
                                            $162  9.39%   --    --    $162  9.39%
                                            ====  ====   ====  ====   ====  ====
OTHER BONDS, NOTES AND DEBENTURES
Maturing within one year................... $  1  5.59%  $ 11  5.29%  $ 12  5.31%
Maturing after one but within five years...    2  5.66      1  4.92      3  5.44
Maturing after five but within ten years...  --    --     --    --     --    --
Maturing after ten years...................    1  2.64      3  5.95      4  5.26
                                            ----  ----   ----  ----   ----  ----
                                            $  4  5.14%  $ 15  5.68%  $ 19  5.57%
                                            ====  ====   ====  ====   ====  ====

- --------
*Yields for obligations of states and political subdivisions are calculated on a tax-equivalent basis using a tax rate of 35 percent.

LOAN COMPOSITION

                                          1993    1992    1991    1990    1989
DECEMBER 31 (IN MILLIONS)                ------- ------- ------- ------- -------
Commercial risk
 Domestic
  Commercial............................ $ 6,007 $ 7,020 $ 8,612 $ 9,037 $ 8,855
  Commercial real estate(1)
   Construction.........................     315     432     867   1,170   1,553
   Other................................   2,094   2,240   3,387   3,596   2,919
  Financial institutions................   1,292   1,307   1,180   1,259   1,366
  Other.................................   2,746   2,712   2,425   2,783   2,880
                                         ------- ------- ------- ------- -------
 Total domestic.........................  12,454  13,711  16,471  17,845  17,573
 Foreign office
  Commercial............................     783     937   1,380   1,777   1,977
  Governments and official institutions.     166     222     298     419     825
  Banks and other financial
   institutions.........................     754     766     871   1,004   1,064
  Real estate(1)........................      65     123     149     161     130
  Other.................................     207      61     167      76     266
                                         ------- ------- ------- ------- -------
 Total foreign office...................   1,975   2,109   2,865   3,437   4,262
                                         ------- ------- ------- ------- -------
    Total commercial....................  14,429  15,820  19,336  21,282  21,835
                                         ------- ------- ------- ------- -------
 Consumer risk
  Credit cards..........................   5,778   4,135   3,843   3,930   5,099
  Secured by real estate
   Mortgage.............................   1,469   1,319   1,125   1,110   1,511
   Home equity..........................     780     827     782     703     552
  Other.................................     647     591     575     681     728
                                         ------- ------- ------- ------- -------
    Total consumer......................   8,674   6,872   6,325   6,424   7,890
                                         ------- ------- ------- ------- -------
    Total loans......................... $23,103 $22,692 $25,661 $27,706 $29,725
                                         ======= ======= ======= ======= =======

- --------
(1) December 31, 1989, amounts exclude real estate-related loans.

FOREIGN OUTSTANDINGS

  The Corporation's cross-border outstandings to countries where such outstandings exceeded 1.0 percent of the Corporation's total assets ($526 million as of December 31, 1993, $493 million as of December 31, 1992, and $490 million as of December 31, 1991) are shown in the table below. They consist of loans (including accrued interest), acceptances, interest-bearing deposits with other banks, equity investments, other interest-bearing investments and other nonlocal currency monetary assets.

                                            BANKS AND
                               GOVERNMENT     OTHER     COMMERCIAL
(IN MILLIONS)                 AND OFFICIAL  FINANCIAL      AND
COUNTRY           DECEMBER 31 INSTITUTIONS INSTITUTIONS INDUSTRIAL OTHER TOTAL
- -------------     ----------- ------------ ------------ ---------- ----- ------
Japan............    1993         $--         $3,617       $ 77    $ 21  $3,715
                     1992          --          3,263         81      33   3,377
                     1991          --          3,585         75       3   3,663
Canada...........    1993         $ 1         $  289       $183    $ 60  $  533
                     1992           4            535        113       5     657
                     1991           1            269        148      78     496
Italy............    1993         $ 7         $  600       $ --    $ --  $  607
                     1992           4            564         15      --     583
                     1991           *              *          *       *       *
France...........    1993         $ *         $    *       $  *    $  *  $    *
                     1992           6            551          2       2     561
                     1991           *              *          *       *       *
United Kingdom...    1993         $ *         $    *       $  *    $  *  $    *
                     1992           *              *          *       *       *
                     1991          34            371        235      40     680

- --------
*Outstandings less than 1 percent.

  At year-end 1993, the only country for which cross-border outstandings totaled between 0.75 percent and 1.0 percent of the Corporation's total assets was Korea; such outstandings totaled $489 million.

  At December 31, 1992, the countries for which cross-border outstandings totaled between 0.75 percent and 1.0 percent of the Corporation's total assets were Korea and the United Kingdom; such outstandings totaled $962 million.

  At December 31, 1991, the only country for which cross-border outstandings totaled between 0.75 percent and 1.0 percent of the Corporation's total assets was Korea; such outstandings totaled $405 million.

HIGHLY LEVERAGED TRANSACTIONS

  The Corporation originates and syndicates highly leveraged transactions
(HLTs). Policies and procedures are maintained for the management and reporting of HLT exposure. The Corporation continues to disclose this exposure using the HLT definition previously established by federal banking regulatory agencies.

HLT CREDIT EXPOSURE

                                                             1993   1992   1991
      DECEMBER 31 (IN MILLIONS)                             ------ ------ ------
      Loans................................................ $  711 $1,256 $2,669
      Other credit exposure................................    303    378  1,089
                                                            ------ ------ ------
          Total HLT credit exposure........................ $1,014 $1,634 $3,758
                                                            ====== ====== ======

  HLT exposure continued to decrease during 1993, due mainly to the delisting of credits originally designated as HLTs. These reductions were made in accordance with the federal banking regulatory agencies' delisting criteria.

  Credit exposure to communications-related industries represented the only significant HLT concentration. This concentration represented approximately 33 percent of HLT credit exposure at year-end 1993, compared with 35 percent a year earlier.

  Net charge-offs of HLT loans totaled $6 million in 1993, $46 million in 1992 and $77 million in 1991. Nonperforming HLT loans totaled $1 million, or less than 1 percent of total HLT loans, at December 31, 1993, compared with $82 million, or 6 percent, at December 31, 1992.

  During 1993, the Corporation originated HLT transactions for 18 customers, representing total credit exposure of $317 million. At year-end, $225 million of this exposure was outstanding.

  While the Corporation's activities related to HLTs contribute to its ongoing results, a total cessation of such activities would not have a significant impact on its ongoing profitability.

  The Corporation's venture capital subsidiaries have invested in companies that have substantially higher leverage than would normally exist in their industries. At December 31, 1993, this portfolio consisted of 43 HLT investments with a carrying value of $397 million. At December 31, 1993, gross unrealized gains related to HLT investments totaled $66 million, while gross unrealized losses were $82 million. At December 31, 1992, the carrying value of HLT investments in the venture capital portfolio totaled $531 million. Unfunded commitments related to the HLT segment of the venture capital portfolio totaled $2 million at December 31, 1993.

  At December 31, 1993, $5 million of the venture capital investments was classified as nonperforming, compared with $12 million at December 31, 1992. There were no credit charge-offs related to subordinated debt positions in 1993.

MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY OF LOANS

  The following table shows a distribution of the maturity of loans and, for those loans due after one year, a breakdown between those loans that have floating interest rates and those that have predetermined interest rates. The amounts exclude domestic consumer loans, residential mortgage loans and domestic lease-financing receivables.

                                          ONE YEAR   ONE TO      OVER
DECEMBER 31, 1993                         OR LESS  FIVE YEARS FIVE YEARS  TOTAL
(IN MILLIONS)                             -------- ---------- ---------- -------
Domestic
  Commercial............................   $1,530    $  665     $3,812   $ 6,007
  Real estate...........................      524       758      1,127     2,409
  Financial institutions................       78       --       1,214     1,292
  Other.................................    1,229       130        376     1,735
                                           ------    ------     ------   -------
    Total domestic......................    3,361     1,553      6,529    11,443
Foreign.................................      863       470        642     1,975
                                           ------    ------     ------   -------
    Total...............................   $4,224    $2,023     $7,171   $13,418
                                           ======    ======     ======   =======
Loans with floating interest rates......             $1,443     $6,471   $ 7,914
Loans with predetermined interest rates.                580        700     1,280
                                                     ------     ------   -------
    Total...............................             $2,023     $7,171   $ 9,194
                                                     ======     ======   =======

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST

DECEMBER 31                                             1993 1992 1991 1990 1989
(IN MILLIONS)                                           ---- ---- ---- ---- ----
Domestic............................................... $63  $59  $121 $68  $78
Foreign................................................ --   --      3 --   --
                                                        ---  ---  ---- ---  ---
    Total.............................................. $63  $59  $124 $68  $78
                                                        ===  ===  ==== ===  ===

  Loans to troubled borrowers that were restructured during 1993 but continued to yield an effective market rate totaled $58 million at December 31, 1993.

INTEREST SHORTFALL ON NONPERFORMING LOANS

  Interest at original contract rates (based on average outstanding balances) and interest actually recorded for those periods at December 31 was as follows.

                                         1993                               1992
                          ---------------------------------- ----------------------------------
                                           ACCELERATED                        ACCELERATED
                                           DISPOSITION                        DISPOSITION
                          DOMESTIC FOREIGN  PORFOLIO   TOTAL DOMESTIC FOREIGN  PORTFOLIO  TOTAL
(IN MILLIONS)             -------- ------- ----------- ----- -------- ------- ----------- -----
Interest at original
 contract rates.........    $14      $ 9       $ 3      $26    $22      $23       $13      $58
Interest actually recog-
 nized..................      6        3         2       11      7        3         4       14
                            ---      ---       ---      ---    ---      ---       ---      ---
Interest shortfall, be-
 fore income tax effect.    $ 8      $ 6       $ 1      $15    $15      $20       $ 9      $44
                            ===      ===       ===      ===    ===      ===       ===      ===

  At December 31, 1993 and 1992, the Corporation was committed to lend additional funds of approximately $12 million and $40 million, respectively, in connection with nonperforming loans and nonperforming loans in the accelerated asset disposition portfolio.

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

                                              1993  1992  1991   1990    1989
(IN MILLIONS)                                 ----  ----  ----  ------  ------
Balance, beginning of year
 Commercial.................................. $488  $627  $770  $1,073  $1,208
 Consumer....................................  136   132   127     159     108
                                              ----  ----  ----  ------  ------
    Total balance, beginning of year.........  624   759   897   1,232   1,316
Provision for credit losses
 Commercial..................................   78   261   274     322     243
 Consumer....................................  192   164   166     172     223
                                              ----  ----  ----  ------  ------
    Total provision for credit losses........  270   425   440     494     466
Provision for loans held for accelerated
 disposition.................................  --    491   --      --      --
Charge-offs
 Commercial
  Domestic
   Commercial................................   31    68    41      29      26
   Real estate (1)...........................   53   116   183      83      16
   Other.....................................    6    48   149      20       6
  Foreign, other than TCD (2)................   16    48    29      35       3
  Troubled-country debtor....................   17    16    49     489     384
 Consumer
  Credit card (3)............................  149   157   168     191     171
  Other......................................    7     8     8       6       4
                                              ----  ----  ----  ------  ------
    Total charge-offs........................  279   461   627     853     610
Recoveries
 Commercial
  Domestic
   Commercial................................   21    12     5       3      33
   Real estate (1)...........................    2     1    --       4       1
   Other.....................................    6     6     2       2       2
  Foreign, other than TCD....................   10    17    19      11      17
  Troubled-country debtor....................    6     5     8      11       1
 Consumer
  Credit card................................   51    46    41      39      36
  Other......................................    1     1     2       2       2
                                              ----  ----  ----  ------  ------
    Total recoveries.........................   97    88    77      72      92
Net charge-offs
 Commercial..................................   78   255   417     625     381
 Consumer....................................  104   118   133     156     137
                                              ----  ----  ----  ------  ------
    Total net charge-offs....................  182   373   550     781     518
Charge-offs of loans upon transfer to
 accelerated disposition portfolio
 (commercial)................................  --    636   --      --      --
Other
 Commercial..................................  --    --    --      --        3
 Consumer (4)................................  (29)  (42)  (28)    (48)    (35)
                                              ----  ----  ----  ------  ------
    Total other..............................  (29)  (42)  (28)    (48)    (32)
Balance, end of year
 Commercial..................................  488   488   627     770   1,073
 Consumer....................................  195   136   132     127     159
                                              ----  ----  ----  ------  ------
    Total balance, end of year............... $683  $624  $759  $  897  $1,232
                                              ====  ====  ====  ======  ======

- --------
(1) 1989 excludes real estate-related loans.
(2) 1992 amounts include $12 million defined as commercial real estate.
(3) As of January 1, 1991, the Corporation no longer charges off unpaid interest and fees on credit cards to the allowance for credit losses but instead reverses them against their respective income statement lines. Charge-offs and the provision for credit losses decreased by $21.0 million in 1990 and $16.0 million in 1989.
(4) Primarily reflects the reclassification of reserves related to securitized credit card receivables to other assets for all periods presented.

ALLOCATED ALLOWANCE FOR CREDIT LOSSES

  While the allowance for credit losses is available to absorb credit losses in the entire portfolio, the tables below present an estimate of the allowance for credit losses allocated by loan type and the percentage of loans in each category to total loans.

                                               1993  1992  1991  1990   1989
DECEMBER 31 (DOLLARS IN MILLIONS)              ----  ----  ----  ----  ------
Commercial
  Domestic
    Commercial (1)............................ $367  $365  $417  $439  $  266
    Real estate...............................   24    19    51    46      24
    Other (2).................................   24    29    27    16      19
  Foreign (1)(3)..............................   73    75   132   269     764
Consumer
  Credit card (4).............................  188   129   124   121     152
  Other.......................................    7     7     8     6       7
                                               ----  ----  ----  ----  ------
    Total..................................... $683  $624  $759  $897  $1,232
                                               ====  ====  ====  ====  ======
Percentage of loans in each category to total
 loans
Commercial
  Domestic
    Commercial................................   26%   31%   33%   33%     30%
    Real estate...............................   10    12    17    17      15
    Other.....................................   17    18    14    15      14
  Foreign.....................................    9     9    11    12      14
Consumer
  Credit card.................................   25    18    15    14      17
  Other.......................................   13    12    10     9      10
                                                ---   ---   ---   ---     ---
    Total.....................................  100%  100%  100%  100%    100%
                                                ===   ===   ===   ===     ===

- --------
(1) Includes allocation for potential losses not specifically identified in the commercial segment of the portfolio.
(2) Includes financial institutions, lease-financing and other.
(3) Includes $699 million related to troubled-country debt in 1989.
(4) Adjusted to exclude reserves for securitized credit card receivables.

DEPOSITS

  The following tables show a maturity distribution of domestic time certificates of deposit of $100,000 and over, other domestic time deposits of $100,000 and over, and deposits in foreign offices, predominantly in amounts in excess of $100,000, at December 31, 1993.

     DOMESTIC TIME CERTIFICATES OF DEPOSIT

                                                                  AMOUNT PERCENT
      (DOLLARS IN MILLIONS)                                       ------ -------
      Three months or less....................................... $  631    40%
      Over three months to six months............................    354    22
      Over six months to twelve months...........................    336    21
      Over twelve months.........................................    264    17
                                                                  ------   ---
          Total.................................................. $1,585   100%
                                                                  ======   ===

     DOMESTIC OTHER TIME DEPOSITS

                                                                  AMOUNT PERCENT
      (DOLLARS IN MILLIONS)                                       ------ -------
      Three months or less....................................... $  906    88%
      Over three months to six months............................     14     1
      Over six months to twelve months...........................      5     1
      Over twelve months.........................................    103    10
                                                                  ------   ---
          Total.................................................. $1,028   100%
                                                                  ======   ===

     FOREIGN OFFICES

                                                                  AMOUNT PERCENT
      (DOLLARS IN MILLIONS)                                       ------ -------
      Three months or less....................................... $7,382    98%
      Over three months to six months............................    124     2
      Over six months to twelve months...........................     30   --
      Over twelve months.........................................    --    --
                                                                  ------   ---
          Total.................................................. $7,536   100%
                                                                  ======   ===

  The following table shows the breakdown of deposits on an average basis for the past three years.

     DEPOSITS--AVERAGE BALANCES

                                                          1993    1992    1991
      (IN MILLIONS)                                      ------- ------- -------
      Domestic
        Demand deposits................................. $ 6,980 $ 6,136 $ 5,235
        Savings and time deposits.......................  11,357  11,915  10,906
        Time certificates of deposit over $100,000......   2,137   3,286   5,263
                                                         ------- ------- -------
          Total domestic................................  20,474  21,337  21,404
      Foreign offices...................................   9,203  10,357  11,415
                                                         ------- ------- -------
          Total deposits................................ $29,677 $31,694 $32,819
                                                         ======= ======= =======

FUNDS BORROWED

  Federal funds purchased, securities under repurchase agreements and commercial paper are other major nonretail sources of funds. Details on the outstandings and rates of these instruments during the past three years follow.

                                                     1993     1992     1991
(DOLLARS IN MILLIONS)                               -------  -------  -------
Federal funds purchased and securities under
 repurchase agreements
  Outstanding at year-end.......................... $ 8,255  $ 6,962  $ 5,145
  Highest outstanding at any month-end.............  12,588   12,930   10,238
  Average interest rate at year-end................    2.95%    3.34%    4.50%
Commercial paper
  Outstanding at year-end.......................... $   164  $   172  $   226
  Highest outstanding at any month-end.............     239      334      335
  Average interest rate at year-end................    2.90%    3.73%    4.40%
Other funds borrowed
  Outstanding at year-end.......................... $ 5,843  $ 3,997  $ 2,712
  Highest outstanding at any month-end.............   7,991    4,554    4,236
  Average interest rate at year-end................    4.19%    5.15%    6.64%
Total funds borrowed
  Daily average outstanding during the year........ $17,155  $14,177  $10,958
  Approximate daily average interest rate during
   the year........................................    3.52%    4.13%    6.23%

  The maturities of other funds borrowed as of December 31, 1993, were (in millions):

      Other Funds Borrowed
        1994............................................................. $4,838
        1995.............................................................    434
        1996.............................................................    308
        1997.............................................................    204
        1998 and beyond..................................................     59
                                                                          ------
          Total.......................................................... $5,843
                                                                          ======

                                                  1993  1992  1991  1990  1989
                                                  ----  ----  ----  ----  ----
FINANCIAL RATIOS
Net income as a percentage of:
  Average stockholders' equity..................  20.7%  2.8%  4.0%  9.0% 14.1%
  Average common stockholders' equity...........  24.2   1.8   3.2   9.4  15.5
  Average total assets..........................  1.42  0.17  0.22  0.47  0.74
  Average earning assets........................  1.66  0.20  0.26  0.55  0.85
Stockholders' equity at year-end as a percentage
 of:
  Total assets at year-end......................   8.1   6.9   6.1   5.5   5.6
  Total loans at year-end.......................  18.5  15.0  11.6  10.1   9.1
  Total deposits at year-end....................  15.1  11.4   9.3   8.6   8.2
Average stockholders' equity as a percentage of:
  Average assets................................   6.8   6.1   5.6   5.2   5.2
  Average loans.................................  17.7  13.6  10.8   9.0   8.7
  Average deposits..............................  13.1  10.5   9.0   8.1   7.8
Income to fixed charges:
  Excluding interest on deposits................  2.7x  0.7x* 1.2x  1.3x  1.5x
  Including interest on deposits................  1.9x  0.9x* 1.1x  1.1x  1.1x

*In 1992, earnings (as defined) were insufficient to cover fixed charges. The coverage deficiency was approximately $201 million.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

  The following table shows the approximate effect on the net interest margin of volume and rate changes for the years 1993 and 1992. For purposes of this table, changes that are not due solely to volume or rate changes are allocated to volume.

                              1993 OVER 1992             1992 OVER 1991
YEAR ENDED DECEMBER 31    -------------------------  -------------------------
                          VOLUME    RATE     TOTAL   VOLUME    RATE     TOTAL
(IN MILLIONS)             -------  -------  -------  -------  -------  -------
Increase (decrease) in
 Interest income
  Due from banks--
   interest-bearing...... $   2.6  $ (62.6) $ (60.0) $  40.4  $(158.6) $(118.2)
  Federal funds sold and
   securities under
   resale agreements.....   100.8    (40.8)    60.0     87.5   (132.0)   (44.5)
  Trading account assets.    18.4    (54.9)   (36.5)    70.8    (41.5)    29.3
  Investment securities
   U.S. government and
    federal agency.......     8.4     (9.1)    (0.7)     4.3     (8.0)    (3.7)
   States and political
    subdivisions.........    (4.9)    (0.4)    (5.3)    (5.0)    (0.2)    (5.2)
   Other.................     1.9      0.8      2.7      8.1    (21.3)   (13.2)
  Loans
   Domestic offices......  (139.0)   (10.9)  (149.9)  (178.2)  (334.5)  (512.7)
   Foreign offices.......   (38.8)   (23.1)   (61.9)   (50.9)   (37.3)   (88.2)
  Assets held for
   accelerated
   disposition (1).......     8.3      2.0     10.3     17.5      --      17.5
                          -------  -------  -------  -------  -------  -------
    Total................   (42.3)  (199.0)  (241.3)    (5.5)  (733.4)  (738.9)
 Increase (decrease) in
  Interest expense
  Deposits
   Savings...............     9.2    (48.6)   (39.4)    43.1   (106.2)   (63.1)
   Time..................   (57.7)  (105.4)  (163.1)  (105.4)  (266.2)  (371.6)
   Foreign offices.......   (42.3)   (84.8)  (127.1)   (47.5)  (258.0)  (305.5)
  Federal funds purchased
   and securities under
   repurchase agreements.     6.3    (43.5)   (37.2)    86.0   (168.9)   (82.9)
  Commercial paper.......    (1.2)    (1.5)    (2.7)     0.8     (5.8)    (5.0)
  Other funds borrowed...   118.8    (61.0)    57.8     41.9    (50.4)    (8.5)
  Long-term debt.........    23.5     (0.1)    23.4     10.7    (12.1)    (1.4)
                          -------  -------  -------  -------  -------  -------
    Total................    56.6   (344.9)  (288.3)    29.6   (867.6)  (838.0)
                          -------  -------  -------  -------  -------  -------
Increase (decrease) in
 net interest margin..... $ (98.9) $ 145.9  $  47.0  $ (35.1) $ 134.2  $  99.1
                          =======  =======  =======  =======  =======  =======

- --------
(1) Excludes other real estate held for accelerated disposition.

ITEM 2. PROPERTIES

  The Corporation and FNBC occupy space in a 60-story combined bank and office building at One First National Plaza, Chicago, Illinois. One First National Plaza is master-leased by FNBC from an owner trust that purchased the building from FNBC's wholly owned subsidiary, First Chicago Building Corporation, in May 1993, pursuant to a leveraged lease financing transaction. The building has approximately l,850,000 square feet of rentable space, of which the Corporation occupies approximately 59% and the balance is sub-leased to others. It is located on the north half of a block in the heart of the Chicago "Loop," the entire block being owned by FNBC. The south half of the block includes a plaza, parking and restaurant facilities, and a general-purpose auditorium.

  In addition, the Corporation, or its subsidiaries, own or lease more than 130 bank locations throughout the Chicago metropolitan area and occupy leased office space in various other locations as required for the conduct of business.

ITEM 3. LEGAL PROCEEDINGS

  The information required by this Item is set forth in Note 18 on page 61 of the Corporation's 1993 Annual Report to Stockholders and is expressly incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

                          PRESENT POSITION HELD
                         WITH THE CORPORATION AND
                       EFFECTIVE DATE FIRST ELECTED     OTHER POSITIONS HELD
    NAME AND AGE           TO OFFICE INDICATED         DURING PAST FIVE YEARS
    ------------       ----------------------------    ----------------------
Richard L. Thomas     Director and Chairman of the                *
 (63)                  Board (1-1-92)
Leo F. Mullin (51)    Director and President                      *
                       (11-15-93)
David J. Vitale (47)  Director and Vice Chairman of               *
                       the Board (11-15-93)
W.G. Jurgensen (42)   Executive Vice President         Various executive posi-
                      (1-11-91)                        tions with Norwest Corpo-
                                                      ration and its subsidiar-
                                                            ies (banking)
J. Mikesell Thomas    Executive Vice President                    *
 (43)                  (6-12-87)
Marvin James Alef,    Executive Vice President                    *
 Jr. (49)              (1-10-92)
John W. Ballantine    Executive Vice President                    *
 (47)                  (1-10-92)
Jerry C. Bradshaw     Executive Vice President                    *
 (62)                  (6-14-91)
Sherman I. Goldberg   Executive Vice President                    *
 (51)                  (1-12-90), General Counsel and
                       Secretary (4-8-88)
Donald R. Hollis      Executive Vice President                    *
 (58)                  (1-10-86)
Scott P. Marks, Jr.   Executive Vice President                    *
 (47)                  (1-12-90)
Robert A. Rosholt     Executive Vice President                    *
 (43)                  (1-14-94) and Chief Financial
                       Officer (1-1-93)

- --------
*Has served as an officer of the Corporation or a subsidiary for at least the past five years.

 Officers of the Corporation serve until the annual meeting of the Board of Directors (April 8, 1994).

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by this Item is set forth in the fourth paragraph on page 9 of this Form 10-K, and in the Corporation's 1993 Annual Report to Stockholders in the "Five-Year Summary of Selected Financial Information" on page 18, the "Common Stock and Stockholder Data" table on page 64, the "Quarterly Earnings and Market Price Summary" table on page 65, the "Consolidated Summary of Quarterly Financial Information" table on page 65, and under "Corporate Information" on page 70; such portions of the Annual Report are expressly incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is set forth in the "Financial Ratios" table on page 18 of this Form 10-K, and in the Corporation's 1993 Annual Report to Stockholders in the "Five-Year Summary of Selected Financial Information" on page 18 which is expressly incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is set forth in the Corporation's 1993 Annual Report to Stockholders on pages 17-37 of the "Financial Review" section and is expressly incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is set forth under "Certain Statistical Information" on pages 10-19 of this Form 10-K, and in the Corporation's 1993 Annual Report to Stockholders in the consolidated financial statements and the notes thereto on pages 38-61, the "Report of Independent Public Accountants" on page 63, and in the "Selected Statistical Information" section on pages 64-67; such portions of the Annual Report are expressly incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item pertaining to executive officers of the Corporation is set forth in Part I of this Form 10-K under the heading Executive Officers of the Registrant. The information required by this Item pertaining to directors of the Corporation is set forth on pages 2-6 of the Corporation's definitive proxy statement dated March 4, 1994, and is expressly incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is set forth on pages 11-19 of the Corporation's definitive proxy statement dated March 4, 1994, and is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required by this Item is set forth on pages 10-11 of the Corporation's definitive proxy statement dated March 4, 1994, and is expressly incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is set forth on pages 8 and 19-20 of the Corporation's definitive proxy statement dated March 4, 1994, and is expressly incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) FINANCIAL STATEMENTS (See Item 8 for a listing of all financial statements).

  (2) FINANCIAL STATEMENT SCHEDULES.

  All schedules normally required by Form 10-K are omitted since they either are not applicable or the required information is shown in the financial statements or the notes thereto.

  (3) EXHIBITS.

      3(A).    Restated Certificate of Incorporation of the Corporation,
                as amended.
      3(B).    By-Laws of the Corporation, as amended [Exhibit 4(B) to
                the Corporation's Form S-3 Registration Statement (File
                No. 33-37717) incorporated herein by reference].
     10(A).    Stock Incentive Plan [Exhibit 10(A) to the Corporation's
                1990 Annual Report on Form 10-K (File No. 1-6052) incor-
                porated herein by reference].*
     10(B).    Strategic Stock Incentive Plan, as amended [Exhibit 10(A)
                to the Corporation's 1988 Annual Report on Form 10-K
                (File No. 1-6052) incorporated herein by reference].*

     10(C).    l983 Stock Option Plan, as amended and restated [Exhibit
                28 to the Corporation's Post-Effective Amendment No. 1 to
                Form S-8 Registration Statement (File No. 33-15779) in-
                corporated herein by reference].*
     10(D).    First Chicago Corporation Compensation Agreement, as
                amended [Exhibit 10(D) to the Corporation's 1992 Annual
                Report on Form 10-K (File No. 1-6052) incorporated herein
                by reference].*
     10(E).    The First National Bank of Chicago Compensation Agreement,
                as amended [Exhibit 10(E) to the Corporation's 1992 An-
                nual Report on Form 10-K (File No. 1-6052) incorporated
                herein by reference].*
     10(F).    Director Retainer Stock Plan [Exhibit 10(G) to the Corpo-
                ration's 1990 Annual Report on Form 10-K (File No. 1-
                6052) incorporated herein by reference].*
     10(G).    401(k) Savings Incentive Plan, as amended [Exhibit 99 to
                the Corporation's Form S-8 Registration Statement (File
                No. 33-51713) incorporated herein by reference].*
     10(H).    401(k) Supplemental Savings Incentive Plan [Exhibit 10(I)
                to the Corporation's 1990 Annual Report on Form 10-K
                (File No. 1-6052) incorporated herein by reference].*
     10(I).    Executive Retirement Plan [Exhibit 10(I) to the Corpora-
                tion's 1992 Annual Report on Form 10-K (File No. 1-6052)
                incorporated herein by reference].*
     10(J).    Change of Control Employment Agreement [Exhibit 10(J) to
                the Corporation's 1992 Annual Report on Form 10-K (File
                No. 1-6052) incorporated herein by reference].*
     10(K).    First Chicago Corporation Trust Agreement (Trust A) [Ex-
                hibit 10(k) to the Corporation's 1992 Annual Report on
                Form 10-K (File No. 1-6052) incorporated herein by refer-
                ence].*
     10(L).    First Chicago Corporation Trust Agreement (Trust B) [Ex-
                hibit 10(L) to the Corporation's 1992 Annual Report on
                Form 10-K (File No. 1-6052) incorporated herein by refer-
                ence].*
     12.       Statements re computation of ratios.
     13.       The Corporation's l993 Annual Report to Stockholders.
     21.       Subsidiaries of the Corporation.
     23.       Consents of experts and counsel.

  (b) The Corporation filed the following Current Reports on Form 8-K during the quarter ended December 31, 1993:

      DATE              ITEM REPORTED
      ----              -------------
      October 13, 1993  The Corporation's earnings for the quarter ended
                         September 30, 1993.
      November 15, 1993 Announcement that the Corporation increased the common stock quarterly dividend and that the Corporation
                         will, from time to time, buy back up to 2.5 million
                         shares of its common stock on the open market or
                         through privately negotiated transactions.
      November 22, 1993 Announcement that the Corporation signed a definitive agreement to purchase all outstanding shares of Lake
                         Shore Bancorp., Inc.

- --------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 11TH DAY OF FEBRUARY, 1994.

                                          First Chicago Corporation
                                            (Registrant)

                                                   /s/ Richard L. Thomas
                                          By___________________________________
                                                     Richard L. Thomas
                                                   Chairman of the Board
                                                and Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE CORPORATION AND IN THE CAPACITIES INDICATED, THIS 11TH DAY OF FEBRUARY, 1994.

/s/ John H. Bryan
- ----------------------
John H. Bryan
Director
/s/ Dean L. Buntrock
- ----------------------
Dean L. Buntrock
Director
/s/ Frank W. Considine
- ----------------------
Frank W. Considine
Director
/s/ James S. Crown
- ----------------------
James S. Crown
Director
/s/ Donald V. Fites
- ----------------------
Donald V. Fites
Director
/s/ Donald P. Jacobs
- ----------------------
Donald P. Jacobs
Director
/s/ Andrew J. McKenna
- ----------------------
Andrew J. McKenna
Director
/s/ Richard M. Morrow
- ----------------------
Richard M. Morrow
Director
/s/ Leo F. Mullin
- ----------------------
Leo F. Mullin
Director
/s/ Earl L. Neal
- ----------------------
Earl L. Neal
Director


                         /s/ James J. O'Connor
                         ----------------------------------------
                         James J. O'Connor
                         Director
                         /s/ Jerry K. Pearlman
                         ----------------------------------------
                         Jerry K. Pearlman
                         Director
                         /s/ Jack F. Reichert
                         ----------------------------------------
                         Jack F. Reichert
                         Director
                         /s/ Patrick G. Ryan
                         ----------------------------------------
                         Patrick G. Ryan
                         Director
                         /s/ Adele Simmons
                         ----------------------------------------
                         Adele Simmons
                         Director
                         /s/ Roger W. Stone
                         ----------------------------------------
                         Roger W. Stone
                         Director
                         /s/ Richard L. Thomas
                         ----------------------------------------
                         Richard L. Thomas
                         Director and Principal Executive Officer
                         /s/ David J. Vitale
                         ----------------------------------------
                         David J. Vitale
                         Director
                         /s/ Robert A. Rosholt
                         ----------------------------------------
                         Robert A. Rosholt
                         Principal Financial Officer
                         /s/ William J. Roberts
                         ----------------------------------------
                         William J. Roberts
                         Principal Accounting Officer

                                 EXHIBIT INDEX

  EXHIBIT                                                                   PAGE
  NUMBER                       EXHIBIT DESCRIPTION                         NUMBER
  -------                      -------------------                         ------
  3(A).    Restated Certificate of Incorporation of the Corporation,
            as amended.
  3(B).    By-Laws of the Corporation, as amended (incorporated herein
            by reference).                                                  N/A
 10(A).    Stock Incentive Plan (incorporated herein by reference).         N/A
 10(B).    Strategic Stock Incentive Plan, as amended (incorporated
            herein by reference).                                           N/A
 10(C).    1983 Stock Option Plan, as amended and restated (incorpo-
            rated herein by reference).                                     N/A
 10(D).    First Chicago Corporation Compensation Agreement, as
            amended (incorporated herein by reference).                     N/A
 10(E).    The First National Bank of Chicago Compensation Agreement,
            as amended (incorporated herein by reference).                  N/A
 10(F).    Director Retainer Stock Plan (incorporated herein by refer-
            ence).                                                          N/A
 10(G).    401(k) Savings Incentive Plan, as amended (incorporated
            herein by reference).                                           N/A
 10(H).    401(k) Supplemental Savings Incentive Plan (incorporated
            herein by reference).                                           N/A
 10(I).    Executive Retirement Plan (incorporated herein by reference).    N/A
 10(J).    Change of Control Employment Agreement (incorporated herein
            by reference).                                                  N/A
 10(K).    First Chicago Corporation Trust Agreement (Trust A)
            (incorporated herein by reference).                             N/A
 10(L).    First Chicago Corporation Trust Agreement (Trust B)
            (incorporated herein by reference).                             N/A
 12.       Statements re computation of ratios.
 13.       The Corporation's 1993 Annual Report to Stockholders.
 21.       Subsidiaries of the Corporation.
 23.       Consents of experts and counsel.