Form 10-Q
period 1994-03-31
FIRST CHICAGO CORP
filed 1994-05-13
CIK 36161

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
FINANCIAL SUPPLEMENT AND FORM 10-Q

CONTENTS
- - ---------------------------------------------------------------
FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION        1


BUSINESS SEGMENTS                                             2


EARNINGS ANALYSIS
Summary                                                       5
Net Interest Income                                           6
Provision for Credit Losses                                   7
Noninterest Income                                            8
Noninterest Expense                                          10
Applicable Income Taxes                                      10
Venture Capital Activities                                   11


BALANCE SHEET ANALYSIS
Assets                                                       12
Liabilities                                                  12
Capital                                                      13


CREDIT RISK ANALYSIS
Summary                                                      14
Allowance for Credit Losses                                  15
Nonperforming Assets                                         16
Consumer Risk Management                                     17
Commercial Risk Management                                   18
Commercial Real Estate                                       18
Highly Leveraged Transactions                                19


FINANCIAL SECTION
Consolidated Balance Sheet                                   20
Consolidated Income Statement                                21
Consolidated Statement of Changes in Stockholders' Equity    22
Consolidated Statement of Cash Flows                         23
Notes to Consolidated Financial Statements                   24


SELECTED STATISTICAL INFORMATION
Investment Securities                                        27
Impact of Credit Card Securitization                         28
Analysis of Allowance for Credit Losses                      29
Average Balances/Net Interest Margin/Rates                   30
Five-Quarter Consolidated Income Statement                   32
Selected Statistical Information                             33
Financial Ratios                                             33
Common Stock Data                                            33


FORM 10-Q

Form 10-Q Cross-Reference Index                              35
Signatures                                                   37

- - ----------------------------------------------------------------------------------------------------------------------
F I V E - Q U A R T E R   S U M M A R Y  O F  S E L E C T E D  F I N A N C I A L  I N F O R M A T I O N
First Chicago Corporation and Subsidiaries
- - ----------------------------------------------------------------------------------------------------------------------
                                                                      March   December   September      June     March
(Dollars in millions, except per share data)                           1994       1993        1993      1993      1993
- - ----------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA FOR THE QUARTER
Net interest income..............................................   $ 330.6    $ 300.7     $ 323.1   $ 303.2   $ 298.8
Tax-equivalent adjustment........................................       4.9        6.2        17.5       8.3       6.2
                                                                    -------    -------     -------   -------   -------
Net interest income--tax-equivalent basis........................     335.5      306.9       340.6     311.5     305.0
Combined credit provisions.......................................      50.2       71.2        66.5      71.0      65.5
Noninterest income...............................................     501.9      523.0       685.4     503.5     490.5
Noninterest expense (1)..........................................     484.3      480.7       474.0     465.6     433.6
Net income.......................................................     193.8      172.8       284.1     168.5     179.1
- - ----------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
Net income - Primary.............................................   $  2.05    $  1.81     $  3.14   $  1.81   $  1.97
Net income - Fully diluted.......................................      2.00       1.77        2.97      1.72      1.91
- - ----------------------------------------------------------------------------------------------------------------------
AT QUARTER-END
Assets...........................................................   $59,843    $52,560     $53,154   $49,936   $48,482
Deposits.........................................................    28,833     28,186      29,379    27,794    27,687
Loans............................................................    23,782     23,103      21,969    21,621    21,666
Long-term debt...................................................     2,265      2,065       2,091     2,366     1,905
Common stockholders' equity......................................     3,647      3,503       3,378     3,018     2,888
Stockholders' equity.............................................     4,408      4,264       4,139     3,887     3,757
- - ----------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Assets...........................................................   $61,475    $57,708     $56,932   $56,951   $55,826
Earning assets...................................................    49,488     48,977      48,403    48,749    47,939
Loans............................................................    22,460     22,263      21,588    21,974    22,162
Deposits.........................................................    29,366     29,075      29,343    30,062    30,229
Common stockholders' equity......................................     3,620      3,451       3,177     2,937     2,803
Stockholders' equity.............................................     4,381      4,212       4,004     3,806     3,521
- - ----------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on stockholders' equity...................................      17.9%      16.3%       28.2%     17.8%     20.6%
Return on common stockholders' equity............................      20.2       18.3        33.8      20.9      23.9
Return on assets.................................................      1.28       1.19        1.98      1.19      1.30
- - ----------------------------------------------------------------------------------------------------------------------
CAPITAL DATA (2)
Common-equity-to-assets..........................................       6.6%       7.2%        7.0%      6.5%      6.4%
Regulatory leverage ratio........................................       7.8        8.0         8.0       7.4       7.3
Risk-based capital
  Tier 1 ratio...................................................       9.1        8.8         8.7       8.0       7.8
  Total capital ratio............................................      14.2       13.6        13.5      13.0      12.4
  Tier 1 capital.................................................   $ 4,182    $ 4,098     $ 3,969   $ 3,715   $ 3,571
  Total capital..................................................     6,509      6,292       6,179     6,001     5,700
- - ----------------------------------------------------------------------------------------------------------------------
COMMON SHARE AND STOCKHOLDER DATA FOR THE QUARTER ENDED
Market price (at quarter-end)....................................   $48 1/8    $43 1/4     $48 3/4   $41 1/8   $41 5/8
Book value (at quarter-end)......................................     42.19      40.55       39.03     36.27     34.78
Dividends declared per common share..............................      0.40       0.40        0.30      0.30      0.30
Common dividends.................................................        34         35          26        25        24
Preferred dividends..............................................        14         14          13        16        14
Dividend payout ratio............................................      19.5%      22.1%        9.6%     16.6%     15.2%
Average number of common and common-equivalent
  shares (in millions)...........................................      87.7       87.7        86.1      84.5      84.1
Average number of shares, assuming full dilution (in millions)...      91.6       91.5        91.9      91.4      88.0
- - ----------------------------------------------------------------------------------------------------------------------
(1) Excludes provisions for other real estate.
(2) Net of investment in First Chicago Capital Markets, Inc.

BUSINESS SEGMENTS

The Corporation's financial results have been prepared in alignment with its three major business segments: Corporate and Institutional, Consumer, and Middle Market Banking. Results from other corporate activities, including venture capital, the accelerated asset disposition portfolio and other corporate items, are segregated and reported separately.

Segment financial results are derived from the Corporation's internal profitability reporting system and reflect full allocation of all items, including institutional assets and overhead items. The Corporation maintains a detailed funds transfer pricing system that charges or credits assets and liabilities based on known or assumed repricing characteristics. In cases where liquidity characteristics differ significantly from repricing characteristics, a liquidity charge or credit is assigned. Common equity is allocated to each segment based on the measured risk of that segment using historical loss and volatility data.

- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended March 31
                                     Corporate and                 Consumer                Middle Market          Other Corporate
(Dollars in millions,            Institutional Banking              Banking                   Banking              Activities (1)
except where noted)               1994           1993          1994         1993         1994         1993        1994       1993
- - -----------------------------------------------------------------------------------------------------------------------------------
Net interest income-
 tax-equivalent
 basis.....................      $  96          $  93         $ 189        $151           $57          $56       $ (7)       $  5
Combined credit
 provisions................          -             12            43          42             7           12          -           -
Noninterest income.........         93            175           226         190            20           21        163         104
Noninterest expense (2)....        173            180           225         202            47           46         39           6

Net income.................          9             47            89          58            15           12         81          62

Return on equity (3).......          -%            12%           44%         34%           19%          14%       N/M         N/M

Efficiency ratio (4).......         92%            67%           54%         59%           61%          60%       N/M         N/M

Average assets
 (in billions).............      $44.2          $39.5         $10.2        $8.6          $5.6         $5.5       $1.5        $2.2
- - -----------------------------------------------------------------------------------------------------------------------------------
(1)  Includes results from the accelerated asset disposition portfolio, the venture capital group and other special corporate items.
(2)  Excludes provision for other real estate.
(3)  The capital allocation method was changed in 1993.  Prior results have been restated to reflect this change, which did not have a material impact on results.
(4)  Noninterest expense as a percentage of total revenue.
N/M - Not meaningful.

CORPORATE AND INSTITUTIONAL BANKING

Corporate and Institutional Banking net income was $9 million for the first quarter, down significantly from previous quarters. First quarter performance reflected the following factors:

 -  Lower trading revenues, driven by losses in the Emerging Markets unit.

 - Increased servicing revenues, reflecting growth in both cash management and securities services.

 -  Excellent credit quality.

 - Constrained noninterest expenses, in part due to lower incentive compensation accruals.

Revenue performance by activity, which includes both net interest income and fee revenue, is summarized in the following table.

- - -------------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31
(In millions)                                            1994      1993
- - -------------------------------------------------------------------------
Lending.........................................         $ 42      $ 46
Servicing.......................................           94        83
Financing.......................................           36        41
Trading.........................................            2        79
Other...........................................           15        19
                                                         ----      ----

    Total.......................................         $189      $268
                                                         ====      ====
- - -------------------------------------------------------------------------

Lending revenue was down primarily because of continued efforts to manage loan usage in the context of overall customer relationship returns. Corporate and Institutional Banking average loan volume for the first quarter was $1.3 billion lower than a year earlier.

Servicing revenue was up 13 percent, reflecting growth in both cash management and securities processing services--particularly mortgage custody and shareholder services.

Slightly lower revenue from financing activities was generally associated with the timing of transactions and lower leasing gains.

The composition of the quarter's trading revenue, which includes both net interest income and trading account profits and losses, is presented in the following table.

- - -------------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31
(In millions)                                            1994       1993
- - -------------------------------------------------------------------------
Foreign exchange and derivatives................         $  4       $11
Fixed income and derivatives....................           14        24
Emerging markets................................          (49)       10
Funding and arbitrage...........................           12        18
Other trading...................................           21        16
                                                         ----       ---
    Total.......................................         $  2       $79
                                                         ====       ===
- - -------------------------------------------------------------------------

Foreign exchange and derivatives results reflected difficult market conditions, particularly for overseas trading. The decline in fixed income and derivatives trading revenue was driven by lower profits from government bonds and asset-backed securities trading. Emerging markets losses reflected extreme volatility and reduced liquidity in these markets during the first quarter.


CONSUMER BANKING

Combined net income from the credit card business and local retail banking was $89 million, an increase of more than 53 percent over last year's first quarter. The return on equity from these activities continued to be very strong at 44 percent for the quarter.

Growth in credit card receivables and related revenues was mainly responsible for this performance, and the Corporation continues to invest aggressively in the solicitation of new accounts. The operating efficiency in this business continued to be excellent. Charge-off rates remained steady, around the 3.5 percent level, in the first quarter.

Revenues and expenses in local retail banking were essentially unchanged from a year ago, while the provision for credit losses declined modestly.


MIDDLE MARKET BANKING

Middle Market Banking (American National Corporation) earned $15 million in the first quarter, up 25 percent from the year-earlier quarter. Return on equity was 19 percent. The provision for credit losses was $7 million, compared with $12 million a year ago, and noninterest expense was up less than 2 percent.


OTHER CORPORATE ACTIVITIES

The combination of the venture capital business, the asset disposition portfolio and other special corporate items added $81 million to the quarter's earnings. Venture capital net income was the most significant piece--$69 million--largely the result of gains related to the Corporation's investment in NEXTEL Communications, Inc.

In addition, the Corporation's $35 million gain on the sale of its remaining interest in Brinson Holdings, Inc., an institutional investment management business, was recorded in other corporate activities. Also included in this category were special expenses totaling $42 million related to a reduction in the estimated useful life of personal computer equipment, litigation, and other corporate items.


STAFFING LEVELS

Staff levels for each of the three business segments as well as corporate support functions were as follows.

- - -------------------------------------------------------------------------------
Average Full-Time-Equivalent    1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
 Staff                            1994      1993      1993      1993      1993
- - -------------------------------------------------------------------------------
Corporate and Institutional...   6,315     6,280     6,349     6,241     6,251
Consumer......................   7,390     7,304     7,392     7,256     7,198
Middle Market.................   2,062     2,032     2,037     2,011     2,037
Corporate Support.............   1,514     1,502     1,538     1,483     1,481
                                ------    ------    ------    ------    ------
  First Chicago Corporation...  17,281    17,118    17,316    16,991    16,967
                                ======    ======    ======    ======    ======
- - -------------------------------------------------------------------------------

EARNINGS ANALYSIS

SUMMARY

The Corporation reported net income of $193.8 million for the first quarter of 1994, compared with $179.1 million for the first quarter of 1993.

- - -------------------------------------------------------------------------------
                                                                  Three Months
                                                                     Ended
(Dollars in millions,                                               March 31
 except per share data)                                          1994     1993
- - -------------------------------------------------------------------------------
Net interest income--tax-equivalent basis....................   $335.5   $305.0
Combined credit provisions...................................     50.2     65.5
Noninterest income...........................................    501.9    490.5
Noninterest expense (1)......................................    484.3    433.6
Net income...................................................    193.8    179.1

Common Share Data
  PRIMARY
  Net income.................................................     2.05     1.97
  Average common and common-equivalent shares
   (in millions).............................................     87.7     84.1

  FULLY DILUTED
  Net income.................................................     2.00     1.91
  Average shares, assuming full dilution
    (in millions)............................................     91.6     88.0

Return on assets.............................................     1.28%    1.30%
Return on common stockholders' equity........................     20.2     23.9
- - -------------------------------------------------------------------------------

(1) Excludes provision for other real estate.

The credit card business was a major contributor to earnings, as managed receivables grew to $10.4 billion at March 31, 1994, up 23 percent from a year ago.

Net interest income grew 10 percent from the year-earlier quarter, mainly due to growth in the credit card business, along with increased loans to middle market customers.

Combined trading losses were $25 million in the first quarter of 1994, compared with profits of $55 million in the first quarter of 1993. The 1994 results were principally driven by a loss of $54 million in emerging markets securities trading.

Net income from the venture capital business -- including revenues, the portfolio's cost-to-carry and other expenses -- was $69 million in the quarter, or 73 cents per share. Total equity securities gains were $134 million, of which $119 million was generated from the venture capital group. During the first quarter of 1994, the Corporation issued 7.5 million notes in the form of Debt Exchangeable for Common Stock ("DECS") related to its venture capital investment in NEXTEL Communications, Inc. The impact of this transaction, along with subsequent appreciation and sales of NEXTEL common stock, accounted for over 80 percent of the venture capital gains.

Strong credit quality resulted in a provision for credit losses of $50 million for the quarter, a significant improvement from one year ago.

Other revenue for the first quarter of 1994 included a $35 million gain on the sale of the Corporation's remaining investment in Brinson Holdings, Inc. to Brinson's management.

The Corporation incurred special expenses of $42 million in the first quarter of 1994, $24 million of which related to a reduction in the estimated useful life of personal computer equipment and $18 million related to litigation and other corporate items. Excluding special items, noninterest expense was up 3 percent from a year ago.

The Corporation's regulatory capital ratios continued to increase and are considerably above "well-capitalized" regulatory guidelines. At March 31, 1994, the Corporation's risk-based capital ratio was 14.2 percent, compared to 13.6 percent at year-end 1993 and 12.4 percent a year ago. The regulatory leverage ratio remained strong at 7.8 percent, compared with 7.3 percent a year ago. Regulatory capital ratios for the Corporation's principal banking subsidiaries exceeded the minimum levels for well-capitalized institutions.

The Corporation has improved its capital position through effective balance sheet management and continued access to the capital markets. These topics are addressed in more detail in the Balance Sheet Analysis section, beginning on page 12.


NET INTEREST INCOME

Net interest income includes fundamental spreads on earning assets as well as such items as loan fees, cash interest collections on problem loans, dividend income, interest reversals, and income or expense on interest rate derivatives used to manage interest rate risk. Net interest income is a function of average earning assets and the net interest margin, which are presented in the following table.

- - -------------------------------------------------------------------------------
                                                                Three Months
                                                                   Ended
                                                                  March 31
(Dollars in millions)                                          1994      1993
- - -------------------------------------------------------------------------------
Net interest income--tax-equivalent basis................    $ 335.5   $ 305.0

Average earning assets...................................    $49,488   $47,939

Net interest margin......................................       2.75%     2.58%
- - -------------------------------------------------------------------------------

In order to analyze fundamental trends in the Corporation's net interest margin, it is useful to adjust for: 1) securitization of credit card receivables, and
2) the activities of First Chicago Capital Markets, Inc. (FCCM).

When credit card receivables are sold in securitization transactions, the Corporation's earnings are unchanged; however, the net interest income related to these high-yield assets is displaced by increased servicing fees, net of portfolio credit losses. The average level of securitized assets was $4.8 billion in the first quarter of 1994, compared with $4.5 billion in the first quarter of 1993. The effect of credit card securitization transactions on the Corporation's financial statements is summarized on page 28. The impact is also discussed within specific categories of the Earnings Analysis.

FCCM is the Corporation's wholly owned subsidiary engaged in permissible investment banking activities. Because capital requirements for FCCM are risk-exposure driven rather than based on asset levels, FCCM can generate substantial volumes of relatively riskless, thin-spread earning assets that require little additional capital. Net interest margin trends can be better analyzed if these earning assets and related margins are excluded.

The following table reflects the elements of net interest margin adjusted for credit card securitizations and the activities of FCCM.

- - -------------------------------------------------------------------------------
                                                                 Three Months
                                                                    Ended
                                                                   March 31
(Dollars in millions)                                           1994      1993
- - -------------------------------------------------------------------------------
Adjusted net interest income-- tax-equivalent basis.......    $ 455.2   $ 406.3

Adjusted average earning assets...........................    $47,004   $45,652

Adjusted net interest margin..............................       3.93%     3.61%
- - -------------------------------------------------------------------------------

On an adjusted basis, net interest margin for the quarter increased 32 basis points to 3.93 percent. Adjusted net interest income rose to $455.2 million.

Improved margins were primarily the result of strong growth in total credit card receivables, which produced a more favorable earning asset mix, and conservative interest spread management. Average managed credit card receivables grew
23 percent to $10.3 billion in the first quarter of 1994, compared with $8.4 billion a year ago. A breakdown of average loans adjusted for credit card securitizations is presented in the following table.

- - -------------------------------------------------------------------------------
Average Loans
                                               For the Quarter Ended March 31
(Dollars in millions)                              1994             1993
- - -------------------------------------------------------------------------------
Commercial.................................    $14,549    53%   $16,273    60%
Managed credit card receivables............     10,321    38      8,370    31
Other consumer.............................      2,466     9      2,542     9
                                               -------   ---    -------   ---

   Total average loans.....................    $27,336   100%   $27,185   100%
                                               =======   ===    =======   ===
- - -------------------------------------------------------------------------------

Average nonperforming assets totaled $278 million for the first quarter of 1994, a 27 percent reduction from the year-ago level of $381 million.


PROVISION FOR CREDIT LOSSES

The provision for credit losses was $50 million for the quarter. The commercial provision was $7 million, compared with $27 million in the first quarter of 1993. The provision for consumer loans, primarily for credit cards, was $43 million for the quarter, compared with $38 million a year-ago.

The change in the allowance for credit losses is presented in the following table.

- - -------------------------------------------------------------------------------
                                                                Three Months
                                                                   Ended
                                                                  March 31
(Dollars in millions)                                           1994    1993
- - -------------------------------------------------------------------------------
Allowance for credit losses
  --beginning of period..................................      $683    $624

Provision for credit losses..............................        50      65

Net charge-offs..........................................       (33)    (74)

Other, transfers related to securitized receivables......        10      (5)
                                                               -----   -----

Net change in allowance for credit losses................        27     (14)
                                                               -----   -----
Allowance for credit losses
  --end of period........................................      $710    $610
                                                               =====   =====

  --as a percentage of loans outstanding.................       3.0%    2.8%

  --as a percentage of nonperforming loans...............       300%    174%
- - -------------------------------------------------------------------------------

Details of the Corporation's credit risk management and performance during the first three months of 1994 are presented in the Credit Risk Analysis section, beginning on page 14.

NONINTEREST INCOME

Noninterest income for the first quarter of 1994 increased slightly to $501.9 million from the year-earlier level of $490.5 million.

- - -------------------------------------------------------------------------------
                                                               Three Months
                                                                   Ended
                                                                 March 31
(In millions)                                                  1994     1993
- - -------------------------------------------------------------------------------
Combined trading account profits (losses)...............     $(24.7)   $ 54.5
Equity securities gains.................................      134.2     133.2
Investment securities gains.............................        0.5         -
                                                             ------    ------
  Market-driven revenues................................      110.0     187.7

Credit card fee revenue.................................      182.3     146.7
Service charges and commissions.........................      101.3      98.2
Fiduciary and investment management fees................       52.4      48.5
Other...................................................       55.9       9.4
                                                             ------    ------
  Total.................................................     $501.9    $490.5
                                                             ======    ======
- - -------------------------------------------------------------------------------

Market-driven revenues include trading account profits, foreign exchange trading profits, and both equity and investment securities gains. Market-driven revenues for the first three months of 1994 decreased substantially to $110.0 million, compared with $187.7 million for the same period in 1993.

Combined trading activities resulted in a loss of $24.7 million for the first quarter of 1994. The recent turbulence in global markets caused sharp price declines and reduced liquidity, particularly in emerging markets securities. These factors produced significant valuation losses. The total loss in emerging markets securities trading was $53.6 million in the 1994 first quarter. See the discussion of line-of-business results beginning on page 2 for further details.

Equity securities gains were $134.2 million, compared with $133.2 million in the first quarter of 1993. The venture capital portfolio accounted for $118.6 million of these gains, of which over 80 percent related to the Corporation's investment in NEXTEL Communications, Inc., a telecommunication services company. Equity securities gains arise principally from the Corporation's venture capital and corporate finance activities, as well as from the sale of securities received in troubled-debt restructurings. The following table presents a breakdown of securities gains from these activities.

- - -------------------------------------------------------------------------------
                                                                Three Months
                                                                   Ended
                                                                  March 31
(In millions)                                                   1994    1993
- - -------------------------------------------------------------------------------
Venture capital...........................................     $118.6  $110.4
Corporate finance.........................................       15.1     7.7
Debt restructuring........................................        0.5    15.1
                                                               ------  ------
  Total equity securities gains...........................     $134.2  $133.2
                                                               ======  ======
- - -------------------------------------------------------------------------------

The Debt Exchangeable for Common Stock ("DECS") transaction, completed in the first quarter of 1994, allows the Corporation to moderate the earnings volatility related to approximately 7.5 million of the NEXTEL shares held in the venture capital portfolio. The DECS structure offers downside protection while allowing the Corporation to share in the potential market appreciation of the shares.

Credit card fee revenue for the first quarter of 1994 grew to $182.3 million, up 24 percent from a year ago. Adjusting for the effects of credit card securitization, credit card fee growth was 19 percent for the quarter. This growth resulted from increased transaction volume due in part to a growing cardholder base.

Service charges and commissions for the 1994 first quarter increased 3 percent from the year-earlier period to $101.3 million, primarily reflecting growth in product revenues.

Fiduciary and investment management fees increased $3.9 million from one year ago, to $52.4 million. First Chicago Trust Company of New York, a leading provider of corporate shareholder services, generated $22.0 million of these revenues, an increase of 15 percent over the first quarter of 1993. Fee revenue from specialized transaction activity and a growing customer base contributed to this revenue growth.

Other revenue included a $34.5 million gain related to the sale of the Corporation's remaining interest in Brinson Holdings, Inc. to Brinson's management.

NONINTEREST EXPENSE

Operating expenses included $42 million of special corporate expense items in the first quarter of 1994, compared with $3 million of similar expenses a year ago. Excluding these items, operating expense increased 3 percent from the year-earlier period.

- - -------------------------------------------------------------------
                                                     Three Months
                                                        Ended
                                                       March 31
(Dollars in millions)                               1994     1993
- - -------------------------------------------------------------------
Salaries and benefits............................  $ 207.4  $ 198.8
Occupancy expense of premises, net...............     34.8     39.0
Equipment rentals, depreciation and maintenance..     53.3     27.0
Amortization of intangible assets................     18.2     18.8
Deposit insurance expense........................     10.7     14.2
Other............................................    159.9    135.8
                                                   -------  -------
      Operating expense..........................    484.3    433.6
Provision for other real estate..................      0.2      0.5
                                                   -------  -------
      Total......................................  $ 484.5  $ 434.1
                                                   =======  =======
Average full-time-equivalent staff...............   17,281   16,967
                                                   =======  =======
- - -------------------------------------------------------------------

Salaries and benefits increased $8.6 million, or 4 percent, in the first quarter of 1994 from the first quarter of 1993. Increased 401(k) contributions, reduced pension credits and the impact of higher staff levels were only partially offset by reduced performance-related expense accruals.

Equipment rentals, depreciation and maintenance included a special charge of $24.5 million related to a reduction in the estimated useful life of personal computer equipment. Previously, purchases of personal computers were capitalized and depreciated. In the future, most purchases of such equipment will be expensed.

Other operating expense included special charges of $17.7 million related to a litigation matter and other corporate activities, compared with $3.0 million of similar charges a year ago. Excluding these charges, other operating expense rose 7 percent, mainly due to higher bankcard marketing and solicitation costs.


APPLICABLE INCOME TAXES
- - -------------------------------------------------------------------
                                                     Three Months
                                                        Ended
                                                       March 31
(Dollars in millions)                               1994      1993
- - -------------------------------------------------------------------
Income before income taxes.......................  $298.0    $290.2

Applicable income taxes..........................   104.2     111.1

Effective tax rate...............................    35.0%     38.3%
- - -------------------------------------------------------------------

The decrease in the effective tax rate from a year ago is primarily due to a one-time benefit from implementing the final I.R.S. bad debt recapture regulations.

VENTURE CAPITAL ACTIVITIES

The Corporation's portfolio of venture capital investments is composed of publicly traded equity securities held directly, publicly traded equity securities held indirectly, and investments in private companies.


Venture Capital Portfolio
- - ---------------------------------------------------------------------
March 31, 1994                Investments      Investments
(In millions)                Held Directly   Held Indirectly    Total
- - ---------------------------------------------------------------------
Publicly traded equity
 investments
   Gross value.............       $412            $ 559        $  971
   Discount................        (21)            (133)         (154)
                                  ----            -----        ------
      Fair value...........       $391            $ 426           817
                                  ====            =====
Investments in private
 companies.................                                       643
                                                               ------
Total......................                                    $1,460
                                                               ======
- - ---------------------------------------------------------------------

Fair value accounting is used for this portfolio, which has significantly increased the volatility of the Corporation's reported earnings. The Corporation has instituted a program intended to reduce that volatility, which includes hedging using equity derivatives and the sale of investments. In addition, during the first quarter of 1994, the Corporation issued Debt Exchangeable for Common Stock ("DECS") related to 7.475 million shares of its holdings in NEXTEL Communications, Inc. The DECS transaction limits the Corporation's downside risk on this investment to the $271 million DECS proceeds and, at the same time, allows the Corporation to share in potential market appreciation. As of March 31, 1994, 60 percent of the $817 million in publicly traded investments was hedged using equity derivatives and DECS. Management intends to continue to use these and other techniques to more fully hedge the price risk inherent in this portfolio.

The following table provides fair value and sale information for the portfolio for the first quarter of 1994.


Venture Capital Portfolio Activity
- - -------------------------------------------------------------------------
                                            Publicly
                                             Traded     Private
(In millions)                              Companies   Companies    Total
- - -------------------------------------------------------------------------
Fair value--December 31, 1993............      $ 774        $691   $1,465

Additional investments...................          -          19       19

Appreciation (depreciation) recorded as
 equity securities gains (losses)(1).....        159          (9)     150

Sales proceeds (1).......................       (117)        (21)    (138)

Other (2)................................          1         (37)     (36)
                                               -----        ----   ------

Fair value--March 31, 1994...............      $ 817        $643   $1,460
                                               =====        ====   ======

Unrealized appreciation (depreciation)
 at March 31, 1994.......................      $ 592        $(32)  $  560
                                               =====        ====   ======
- - -------------------------------------------------------------------------

(1) Net of transaction costs.
(2) Includes principal repayments, fund distributions and sales, and certain reclassifications.

In addition to the $1.5 billion of investments in the venture capital portfolio at March 31, 1994, unfunded commitments totaled $258 million.

BALANCE SHEET ANALYSIS

ASSETS

The Corporation's assets totaled $59.8 billion at March 31, 1994, up from $52.6 billion at year-end 1993 and $48.5 billion at March 31, 1993.

In 1994, the Corporation prospectively adopted FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. For information regarding the impact on the Corporation's assets and liabilities, see Note 6 on page 25.

The Corporation believes that asset liquidity is the most effective way to manage overall liquidity. One measure of the Corporation's liquidity is the ratio of liquid assets to total assets for The First National Bank of Chicago and FCC National Bank. The short-term assets defined as liquid are deposit placements (due from banks--interest-bearing) and federal funds sold. During the first three months of 1994, the Corporation maintained an average liquid asset ratio of 19 percent. This ratio was well in excess of the 10 percent to 15 percent minimum targeted by the Corporation.

The Corporation continues to use credit card securitization as an effective tool for increasing liquidity and reducing funding needs. The total securitized credit card portfolio was $4.7 billion at March 31, 1994, compared with $5.0 billion at year-end 1993 and $4.4 billion at March 31, 1993.

Loans increased $679 million from year-end 1993 and $2.1 billion from March 31, 1993. The increase from year-end 1993 was primarily due to an increase in short-term commercial loans. The continued growth in credit card receivables significantly contributed to the year-to-year growth in loans.

LIABILITIES

The Corporation's total liabilities were $55.4 billion at March 31, 1994, up from $48.3 billion at year-end 1993 and $44.7 billion at March 31, 1993.

The continued diversification of liabilities among instruments, maturities and depositors is intended to balance the total expense of gathering funds with the maintenance of flexibility in funding options.

The Corporation is able to adjust its funding based on its needs through an established distribution network in both domestic and international markets.
The Corporation has strengthened its retail deposit base in recent years through its expanded presence in the Chicago area.

The Corporation increased the use of short-term bank notes issued through its banking subsidiaries in order to better match asset repricing and maturity characteristics. At the same time, the level of negotiable certificates of deposit issued by its banking subsidiaries declined by $144 million from year-end 1993 and $532 million from a year ago.

Long-term debt increased $200 million from year-end 1993 as a result of the issuance of $200 million of subordinated debt in January 1994. Long-term debt increased $360 million from a year ago. In addition to the January 1994 issuance of subordinated debt, long-term debt increased, from a year ago, by $349 million, due to the issuance of subordinated debt in the second and third quarters of 1993, and by $267 million due to the sale and leaseback of certain
bank properties.   These increases were partially offset by the early redemption of $428 million of subordinated debt.

The Corporation's Statement of Cash Flows is presented on page 23.

CAPITAL

Stockholders' equity totaled $4.408 billion at March 31, 1994, up from $4.264 billion at December 31, 1993, and $3.757 billion at March 31, 1993.

The Corporation's principal capital objective is to maintain and enhance its strong capital ratios relative both to its peer group and to the regulatory capital guidelines. Management believes that a strong capital position is instrumental in achieving enhanced stockholder returns over the long term.

The Corporation increased regulatory capital in the first quarter of 1994 by issuing $200 million of subordinated debt.

The Corporation's ratio of common equity to assets, net of its investment in FCCM, was 6.6 percent at March 31, 1994, 7.2 percent at year-end 1993 and 6.4 percent a year ago.

The following table shows the components of regulatory capital as defined by the banking regulators for risk-based capital and leverage ratio guidelines.

- - ---------------------------------------------------------------------------
Regulatory Capital                        March 31   December 31   March 31
(In millions)                               1994         1993        1993
- - ---------------------------------------------------------------------------
Tier 1 capital
Common stockholders' equity.............    $3,647        $3,503     $2,888
Preferred stock.........................       761           761        869
Less: 50 percent of investment in FCCM..      (129)          (69)       (69)
Less: Disallowed intangibles (1)........       (97)          (97)      (117)
                                            ------        ------     ------
  Tier 1 capital........................     4,182         4,098      3,571
                                            ------        ------     ------

Tier 2 capital
Allowance for credit losses (2).........       576           581        574
Qualifying long-term debt...............     1,880         1,682      1,624
Less: 50 percent of investment in FCCM..      (129)          (69)       (69)
                                            ------        ------     ------
  Tier 2 capital........................     2,327         2,194      2,129
                                            ------        ------     ------

          Total capital.................    $6,509        $6,292     $5,700
                                            ======        ======     ======
- - ---------------------------------------------------------------------------

(1) Primarily goodwill.
(2) Limited to 1.25 percent of risk-weighted assets.

The risk-based capital guidelines consider both balance-sheet and off-balance-sheet credit risk, while the capital leverage ratio is an ongoing tool to monitor capital in relation to total average assets.

The Corporation's Tier 1 and total risk-based capital ratios, as well as its capital leverage ratio, exceed the current regulatory minimum guidelines by a considerable margin. The Corporation intends to continue to build its capital resources in the current year primarily through internal capital generation and effective balance sheet management.

- - -------------------------------------------------------------------------
Regulatory Capital Ratios
                                                                Minimum
                             March 31   Dec. 31   March 31    Regulatory
                               1994       1993      1993     Requirements
- - -------------------------------------------------------------------------
Risk-Based Capital Ratios
  Tier 1 capital...........       9.1%      8.8%       7.8%           4.0%
  Total capital............      14.2      13.6       12.4            8.0

Leverage Ratio.............       7.8       8.0        7.3            3.0
- - -------------------------------------------------------------------------

As of March 31, 1994, the regulatory capital ratios for all of the Corporation's banking subsidiaries exceeded the minimum levels for well-capitalized institutions. To achieve well-capitalized status, a bank's Tier 1 and total capital ratios must be at least 6 percent and 10 percent, respectively. In addition, its leverage ratio must be at least 5 percent.

The Corporation's leverage ratio decreased from December 31, 1993, due to an increase in assets that resulted primarily from the implementation of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. See
Note 6 on page 25 for more information.

CREDIT RISK ANALYSIS
Summary

- - ----------------------------------------------------------------------------------------
Selected Statistical Information
                                      March 31   Dec. 31   Sept. 30   June 30   March 31
(Dollars in millions)                     1994      1993       1993      1993       1993
- - ----------------------------------------------------------------------------------------
At period-end:
  Loans outstanding.................   $23,782   $23,103    $21,969   $21,621    $21,666
  Nonperforming loans...............       237       234        307       370        351
  Other real estate, net............        43        43         44        45         26
  Nonperforming assets..............       280       277        351       415        377
  Allowance for credit losses.......       710       683        637       627        610
  Nonperforming loans/
   loans outstanding................       1.0%      1.0%       1.4%      1.7%       1.6%
  Nonperforming assets/loans
   outstanding and other
   real estate, net.................       1.2       1.2        1.6       1.9        1.7
  Allowance for credit losses/
   loans outstanding................       3.0       3.0        2.9       2.9        2.8
  Allowance for credit losses/
   nonperforming loans..............       300       292        208       170        174

For the quarter ended:
  Average loans outstanding.........   $22,460   $22,263    $21,588   $21,974    $22,162
  Net charge-offs...................        33        39         37        32         74
  Net charge-offs/average loans(1)..       0.6%      0.7%       0.7%      0.6%       1.4%
- - ----------------------------------------------------------------------------------------

(1)  Annualized.

For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign office) and consumer (credit card and other nonbusiness credit to individuals) segments.

- - ----------------------------------------------------------------------------
Loan Composition              March 31  Dec. 31  Sept. 30  June 30  March 31
(In millions)                     1994     1993      1993     1993      1993
- - ----------------------------------------------------------------------------
Commercial Risk
  Domestic office
    Commercial..............   $ 6,438  $ 6,007   $ 5,807  $ 6,536   $ 6,569
    Commercial real estate
      Construction..........       302      315       384      386       411
      Other.................     2,050    2,094     2,106    2,054     2,161
    Financial institutions..     1,241    1,292     1,295    1,288     1,311
    Other...................     2,631    2,746     3,258    2,510     2,477
                               -------  -------   -------  -------   -------
      Total domestic........    12,662   12,454    12,850   12,774    12,929
  Foreign office............     2,578    1,975     2,030    2,225     2,024
                               -------  -------   -------  -------   -------
          Total commercial..    15,240   14,429    14,880   14,999    14,953
                               -------  -------   -------  -------   -------
Consumer Risk
  Credit cards..............     5,736    5,778     4,302    4,000     4,131
  Secured by real estate
    Mortgage................     1,370    1,469     1,370    1,222     1,179
    Home equity.............       767      780       813      824       825
  Other.....................       669      647       604      576       578
                               -------  -------   -------  -------   -------
          Total consumer....     8,542    8,674     7,089    6,622     6,713
                               -------  -------   -------  -------   -------
          Total.............   $23,782  $23,103   $21,969  $21,621   $21,666
                               =======  =======   =======  =======   =======
- - ----------------------------------------------------------------------------

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level considered adequate to provide for the credit losses inherent in the loan portfolio. The credit risk associated with certain off-balance-sheet exposures for credit-related and derivative financial instruments is also included in the assessment of the adequacy of the allowance.

While the allowance for credit losses is available to absorb potential losses in the entire credit portfolio, its composition reflects an internal allocation to the commercial and consumer segments.

Potential losses associated with the commercial and consumer categories are estimated quarterly and reflected in the allowance for credit losses. The underlying credit risk for both these categories of credit exposure is actively managed.

Using this framework, the following table presents the allowance for credit losses for both categories.

- - -------------------------------------------------------------
Allowance for Credit Losses
                                      Three Months Ended
                                        March 31, 1994
                                -----------------------------
(Dollars in millions)           Commercial   Consumer   Total
- - -------------------------------------------------------------
Balance--beginning of period..        $488       $195    $683
Provision for credit losses...           7         43      50
Net (charge-offs)/recoveries..          12        (45)    (33)
Other, transfers related to
 securitized receivables......           -         10      10
                                      ----       ----    ----
Balance--end of period........        $507       $203    $710
                                      ====       ====    ====

Allowance as a percentage
   of loans outstanding.......         3.3%       2.4%    3.0%
Allowance as a percentage
   of nonperforming loans.....         214          -     300
- - -------------------------------------------------------------

NONPERFORMING ASSETS

The following table shows the trend in nonperforming assets, as well as the level of nonperforming loans by portfolio segment.

- - ------------------------------------------------------------------------------------------
Nonperforming Assets
                                        March 31   Dec. 31   Sept. 30   June 30   March 31
(Dollars in millions)                     1994       1993      1993       1993      1993
- - ------------------------------------------------------------------------------------------
Nonaccrual loans......................     $ 233     $ 230      $ 303     $ 366      $ 346
Accrual renegotiated loans............         4         4          4         4          5
                                           -----     -----      -----     -----      -----
     Total nonperforming loans........     $ 237     $ 234      $ 307     $ 370      $ 351
                                           =====     =====      =====     =====      =====

Nonperforming Loans
  Commercial real estate..............     $ 101     $ 108      $ 151     $ 190      $ 143
  Troubled-country debtor.............        50        50         57        57         57
  Other...............................        86        76         99       123        151
                                           -----     -----      -----     -----      -----
     Total nonperforming loans........       237       234        307       370        351
                                           -----     -----      -----     -----      -----
Other real estate, net
  Owned assets........................        26        29         14        11          7
  In-substance foreclosed assets......        17        14         30        34         19
                                           -----     -----      -----     -----      -----
     Total other real estate, net.....        43        43         44        45         26
                                           -----     -----      -----     -----      -----

     Total nonperforming assets.......     $ 280     $ 277      $ 351     $ 415      $ 377
                                           =====     =====      =====     =====      =====

Nonperforming loans as a percentage
  of total loans......................       1.0%      1.0%       1.4%      1.7%       1.6%
Nonperforming assets as a percentage
  of loans outstanding and other
  real estate, net....................       1.2       1.2        1.6       1.9        1.7
- - ------------------------------------------------------------------------------------------

Loans 90 days or more past due and still accruing interest amounted to $74 million at March 31, 1994, compared with $63 million at December 31, 1993, and $188 million at March 31, 1993.

- - ------------------------------------------------------------------------------------
                                                   Three Months Ended March 31, 1994
                                                   ---------------------------------

Reconciliation of Changes in Nonperforming Loans         Commercial
(In millions)                                           Real Estate   Other   Total
- - ------------------------------------------------------------------------------------
Nonperforming loans--beginning of period..........       $108         $126    $234
Loans placed on nonperforming status..............          9           33      42
Charge-offs.......................................         (2)         (10)    (12)
Transfers to other real estate....................         (7)           -      (7)
Transfers to accrual status.......................         (1)          (2)     (3)
Other, principally payments.......................         (6)         (11)    (17)
                                                         ----         ----    ----

Nonperforming loans--end of period................       $101         $136    $237
                                                         ====         ====    ====
- - ------------------------------------------------------------------------------------

CONSUMER RISK MANAGEMENT

Consumer loans consist of credit card receivables as well as home mortgage loans, home equity loans and other forms of installment credit. At March 31, 1994, consumer loans totaled $8.5 billion.

Total managed credit card receivables (i.e. those held in the portfolio and those sold to investors through securitization) were $10.4 billion at March 31, 1994, up 23 percent from a year earlier.

At March 31, 1994, the allowance for credit losses related to the consumer portfolio was $203 million, or 2.4 percent of loans. Comparable figures for December 31, 1993, were $195 million and 2.2 percent. Net charge-offs in the first quarter were $45 million, compared with $28 million in the first quarter of 1993.

- - -------------------------------------------------------------------------------------
Consumer Loans
                                       March 31  Dec. 31  Sept. 30  June 30  March 31
(In millions)                            1994     1993      1993     1993      1993
- - -------------------------------------------------------------------------------------
Credit card..........................   $ 5,736  $ 5,778   $ 4,302  $ 4,000   $ 4,131

Other consumer loans.................     2,806    2,896     2,787    2,622     2,582

Securitized credit card receivables..     4,700    4,958     5,333    5,008     4,383
                                        -------  -------   -------  -------   -------

     Total...........................   $13,242  $13,632   $12,422  $11,630   $11,096
                                        =======  =======   =======  =======   =======
- - -------------------------------------------------------------------------------------

Average credit card receivables for the first quarter of 1994 grew 23 percent from the year-earlier quarter and 5 percent from the fourth quarter of 1993.

The net charge-off rate for the total average managed credit card portfolio was
3.6 percent in the first quarter of 1994. Charge-off rates for the remainder of the year are expected to be similar to first quarter results.

- - -----------------------------------------------------------------------------------------
Average Credit Card Receivables
                                                      For the Quarter Ended
                                       March 31   Dec. 31   Sept. 30   June 30   March 31
(Dollars in millions)                    1994       1993      1993       1993      1993
- - -----------------------------------------------------------------------------------------
Credit card loans outstanding........   $ 5,473    $4,661     $4,014    $4,116     $3,888

Securitized credit card receivables..     4,848     5,203      5,170     4,503      4,482
                                        -------    ------     ------    ------     ------

     Total credit card receivables...   $10,321    $9,864     $9,184    $8,619     $8,370
                                        =======    ======     ======    ======     ======

Total net charge-offs
  (including securitizations)........   $    91    $   88     $   81    $   84     $   79
                                        =======    ======     ======    ======     ======
Net charge-offs/average total
  receivables (1)....................       3.6%      3.5%       3.5%      3.9%       3.8%
                                        =======    ======     ======    ======     ======
- - -----------------------------------------------------------------------------------------

(1) Annualized.

COMMERCIAL RISK MANAGEMENT

Commercial loans totaled $15.2 billion at March 31, 1994, up 5.6 percent from December 31, 1993, and 1.9 percent from March 31, 1993.

During the first quarter, net recoveries in the commercial portfolio totaled $12 million. The provision for credit losses related to the commercial portfolio was $7 million, or 19 basis points of related assets, and the quarter-end reserve of $507 million represented 3.3 percent of total commercial loans and 214 percent of nonperforming loans.

COMMERCIAL REAL ESTATE

Commercial real estate consists primarily of loans secured by real estate. In addition, this category includes certain loans that are not secured by real estate when 80 percent or more of the borrower's revenues are derived from real estate activities and the loans are not collateralized by cash or marketable securities.

- - ----------------------------------------------------------------------------------------------------
Commercial Real Estate Assets
                                                  March 31   Dec. 31   Sept. 30   June 30   March 31
(Dollars in millions)                               1994       1993      1993       1993      1993
- - ----------------------------------------------------------------------------------------------------
Commercial real estate loans (1)................    $2,416    $2,474     $2,563    $2,526     $2,656
Nonperforming loans.............................       101       108        151       190        143
Other real estate, net..........................        43        43         44        45         26
Nonperforming assets............................       144       151        195       235        169
Net charge-offs for the quarter.................         -         9         21         5         16
Nonperforming assets/loans outstanding
  and other real estate, net....................       5.9%      6.0%       7.5%      9.1%       6.3%
- - ----------------------------------------------------------------------------------------------------

(1)  Includes loans booked in foreign offices.

The following table presents loans secured by real estate identified by both geographic region and collateral type. Since real estate-related loans are not in all cases geographic- or property-specific, such loans are not included in the table below.

- - ------------------------------------------------------------------------------------------------------
Commercial Real Estate Assets
March 31, 1994 (Dollars in millions)
- - ------------------------------------------------------------------------------------------------------
                                                                   Industrial/
                                Office            Shopping  Land     Service
Geographic Region              Buildings  Hotels  Centers   Loans    Centers    Other  Total   Percent
- - ------------------------------------------------------------------------------------------------------
Chicago......................       $234    $ 29      $151    $49         $605   $628  $1,696       76%
Southeast....................         46      22        43      5           13      5     134        6
Los Angeles..................         31      11        16      -           12     23      93        4
Other California.............         11      31        19      -            6     20      87        4
Other Midwest................         33       5        10      2            8      4      62        3
Arizona/Colorado/Texas.......          3      15         6     27            1      -      52        2
Other........................         23      64         9      -            2      8     106        5
                                    ----    ----      ----    ---         ----   ----  ------      ---

  Total loans secured by
    real estate..............       $381    $177      $254    $83         $647   $688  $2,230      100%
                                    ====    ====      ====    ===         ====   ====  ======      ===
- - ------------------------------------------------------------------------------------------------------
Nonperforming loans secured
  by real estate.............       $ 26  $    -      $  2    $27         $ 20   $ 23  $   98
Other real estate............          -       1        13      2           13     14      43
- - ------------------------------------------------------------------------------------------------------

HIGHLY LEVERAGED TRANSACTIONS

The Corporation originates and syndicates highly leveraged transactions (HLTs). Policies and procedures are maintained for the management and reporting of HLT exposure. The Corporation continues to disclose this exposure using the HLT definition previously established by federal banking regulatory agencies.

- - ---------------------------------------------------------------------------
HLT Credit Exposure
                             March 31  Dec. 31  Sept. 30  June 30  March 31
(In millions)                    1994     1993      1993     1993      1993
- - ---------------------------------------------------------------------------
Loans......................     $ 650   $  711    $  871   $  834    $1,170
Other credit exposure......       309      303       344      442       360
                                -----   ------    ------   ------    ------
Total HLT credit exposure..     $ 959   $1,014    $1,215   $1,276    $1,530
                                =====   ======    ======   ======    ======
- - ---------------------------------------------------------------------------

Credit exposure to communications-related industries represented the only significant HLT concentration. This concentration reflected approximately 27 percent of HLT credit exposure at March 31, 1994.

During the first quarter of 1994, net charge-offs for HLT loans were $4 million. HLT net charge-offs were under $1 million in the first quarter of 1993. Nonperforming HLT loans totaled $1 million at March 31, 1994. At December 31, 1993, and March 31, 1993, nonperforming HLT loans were $1 million and $40 million, respectively.

The Corporation's venture capital subsidiaries have invested in companies that have substantially higher leverage than would normally exist in their industries. At March 31, 1994, this portfolio consisted of 41 HLT investments, with a carrying value of $384 million. At March 31, 1994, gross unrealized gains related to HLT investments totaled $75 million while gross unrealized losses were $90 million. The same portfolio at December 31, 1993, and March 31, 1993, totaled $397 million and $437 million, respectively. At March 31, 1994, $2 million of unfunded commitments were related to the HLT segment of the venture capital portfolio.

At March 31, 1994, $5 million of the venture capital HLT investments were classified as nonperforming assets, compared with $5 million at December 31, 1993, and $6 million at March 31, 1993.

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

- - ------------------------------------------------------------------------------------------------------------------------
                                                                                        March 31   December 31  March 31
- - ------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                     1994        1993        1993
- - ------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks--noninterest-bearing..........................................   $ 3,621       $ 3,916   $ 3,398
Due from banks--interest-bearing......................................................     7,926         6,037     6,193
Federal funds sold and securities under resale agreements.............................    10,475         8,783     7,292
Trading account assets................................................................     4,748         4,536     3,276
Investment securities (fair values--$2,255, $2,264 and $2,285, respectively)..........     2,253         2,256     2,272

Loans (net of unearned income--$297, $282, and $319, respectively)....................    23,782        23,103    21,666
  Less allowance for credit losses....................................................       710           683       610
                                                                                         -------       -------   -------
  Loans, net..........................................................................    23,072        22,420    21,056
Premises and equipment................................................................       612           635       593
Accrued income receivable.............................................................       377           407       347
Customers' acceptance liability.......................................................       502           517       546
Derivative product assets.............................................................     5,047             -         -
Other assets..........................................................................     1,210         3,053     3,509
                                                                                         -------       -------   -------
          Total assets................................................................   $59,843       $52,560   $48,482
                                                                                         =======       =======   =======

- - ------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits
  Demand..............................................................................   $ 7,114       $ 8,184   $ 6,305
  Savings.............................................................................     7,633         7,541     7,613
  Time................................................................................     4,445         4,925     5,784
  Foreign offices.....................................................................     9,641         7,536     7,985
                                                                                         -------       -------   -------
          Total deposits..............................................................    28,833        28,186    27,687
Federal funds purchased and securities under repurchase agreements....................     9,266         8,255     6,195
Other funds borrowed..................................................................     8,284         6,007     5,293
Long-term debt........................................................................     2,265         2,065     1,905
Acceptances outstanding...............................................................       502           517       546
Derivative product liabilities........................................................     4,574             -         -
Other liabilities.....................................................................     1,711         3,266     3,099
                                                                                         -------       -------   -------
          Total liabilities...........................................................    55,435        48,296    44,725

- - ------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock.......................................................................       761           761       869
Common stock--$5 par value............................................................       434           434       416
  Number of shares authorized--150,000,000
  Number of shares issued--86,788,368, 86,715,812, and 83,144,528, respectively
  Number of shares outstanding--86,440,453, 86,398,605, and 83,046,898, respectively
Surplus...............................................................................     1,725         1,724     1,612
Retained earnings.....................................................................     1,504         1,358       861
Other adjustments.....................................................................        (1)            -         2
                                                                                         -------       -------   -------
          Total.......................................................................     4,423         4,277     3,760
Less treasury stock at cost, 347,915, 317,207, and 97,630 shares, respectively........        15            13         3
                                                                                         -------       -------   -------
          Stockholders' equity........................................................     4,408         4,264     3,757
                                                                                         -------       -------   -------
          Total liabilities and stockholders' equity..................................   $59,843       $52,560   $48,482
                                                                                         =======       =======   =======
- - ------------------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

- - ---------------------------------------------------------------------------------------------------------
                                                                         March 31   March 31  December 31
Three Months Ended (In millions, except per share amounts)                   1994       1993         1993
- - ---------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans.............................................    $437.6     $422.8       $415.3
Interest on bank balances..............................................      75.0       78.8         70.0
Interest on federal funds sold and securities under resale agreements..      91.0       84.6         89.6
Interest on trading account assets.....................................      59.1       50.7         56.3
Interest on investment securities (including dividends)................      15.9       22.3         16.5
                                                                           ------     ------       ------
          Total........................................................     678.6      659.2        647.7
- - ---------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits...................................................     153.9      171.0        156.7
Interest on federal funds purchased and securities under repurchase
  agreements...........................................................      81.8       81.2         81.1
Interest on other funds borrowed.......................................      71.4       75.3         70.2
Interest on long-term debt.............................................      40.9       32.9         39.0
                                                                           ------     ------       ------
          Total........................................................     348.0      360.4        347.0
- - ---------------------------------------------------------------------------------------------------------
NET INTEREST INCOME....................................................     330.6      298.8        300.7
Provision for credit losses............................................      50.0       65.0         70.0
                                                                           ------     ------       ------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES..................     280.6      233.8        230.7
- - ---------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits (losses)......................................     (24.7)      54.5         61.2
Equity securities gains................................................     134.2      133.2         40.1
Investment securities gains............................................       0.5          -          0.9
                                                                           ------     ------       ------
     Market-driven revenue.............................................     110.0      187.7        102.2
Credit card fee revenue................................................     182.3      146.7        196.6
Service charges and commissions........................................     101.3       98.2        122.4
Fiduciary and investment management fees...............................      52.4       48.5         50.7
Other income...........................................................      55.9        9.4         51.1
                                                                           ------     ------       ------
          Total........................................................     501.9      490.5        523.0
- - ---------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits.........................................     207.4      198.8        226.5
Occupancy expense of premises, net.....................................      34.8       39.0         35.7
Equipment rentals, depreciation and maintenance........................      53.3       27.0         30.3
Other expense..........................................................     188.8      168.8        188.2
                                                                           ------     ------       ------
          Subtotal.....................................................     484.3      433.6        480.7
Provision for other real estate........................................       0.2        0.5          1.2
                                                                           ------     ------       ------
          Total........................................................     484.5      434.1        481.9
- - ---------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES.............................................     298.0      290.2        271.8
Applicable income taxes................................................     104.2      111.1         99.0
                                                                           ------     ------       ------
NET INCOME.............................................................    $193.8     $179.1       $172.8
                                                                           ======     ======       ======
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY.................    $180.0     $165.5       $159.0
                                                                           ======     ======       ======
- - ---------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Net income - Primary.................................................    $ 2.05     $ 1.97       $ 1.81
  Net income - Fully diluted...........................................    $ 2.00     $ 1.91       $ 1.77
- - ---------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES TO STOCKHOLDERS' EQUITY

- - -----------------------------------------------------------------
Three Months Ended March 31 (In millions)           1994     1993
- - -----------------------------------------------------------------
Stockholders' Equity
Balance, beginning of period....................  $4,264   $3,401
 Net income.....................................     194      179
 Issuance of common stock.......................       3       21
 Issuance of preferred stock....................       -      196
 Issuance of treasury stock.....................       5       (2)
 Treasury stock purchases.......................      (9)       -
 Other..........................................      (1)       -
                                                  ------   ------
                                                   4,456    3,795
 Cash dividends declared on preferred stock.....     (14)     (14)
 Cash dividends declared on common stock........     (34)     (24)
                                                  ------   ------

                                     1994   1993
- - ------------------------------------------------
 Rate per common share for period   $0.40  $0.30
- - ------------------------------------------------
Balance, end of period..........................  $4,408   $3,757
                                                  ======   ======
- - -----------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
- - --------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31 (In millions)                                                          1994       1993
- - --------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................................  $    194   $    179
Adjustments to reconcile net income to net cash provided by (used in) operating activities
  Depreciation and amortization................................................................        45         43
  Provision for credit losses..................................................................        50         65
  Equity securities gains......................................................................      (134)      (133)
  Net increase in net derivative product balances..............................................      (254)         -
  Net (increase) decrease in trading account assets............................................      (212)        36
  Net decrease in accrued income receivable....................................................        30          9
  Net decrease in other assets.................................................................       114        318
  Other noncash adjustments....................................................................       162        170
                                                                                                 --------   --------

  Total adjustments............................................................................      (199)       508
                                                                                                 --------   --------

Net cash provided by (used in) operating activities............................................        (5)       687
- - --------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold and securities under resale agreements......................    (1,692)      (400)
Purchases of investment securities.............................................................         -       (310)
Purchase of investment securities--available for sale..........................................      (449)         -
Purchase of debt investment securities--held to maturity.......................................       (53)         -
Purchase of equity securities--venture capital.................................................       (23)         -
Proceeds from maturities of debt securities....................................................         -        216
Proceeds from maturities of debt securities--available for sale................................       474          -
Proceeds from maturities of debt securities--held to maturity..................................        19          -
Proceeds from sales of debt securities.........................................................         -          1
Proceeds from sales of equity securities.......................................................         -        356
Proceeds from sales of equity securities--available for sale...................................         1          -
Proceeds from sales of equity securities--venture capital......................................       176          -
Net increase in credit card receivables........................................................        (8)       (34)
Net (increase) decrease in loans of bank subsidiaries..........................................      (734)       981
Loans made to customers and purchased from others by nonbank subsidiaries......................       (26)      (102)
Principal collected on and proceeds from sale of loans by nonbank subsidiaries.................        25         78
Loan recoveries................................................................................        31         26
Purchases of premises and equipment............................................................       (53)       (40)
Proceeds from sales of premises and equipment..................................................        25         16
                                                                                                 --------   --------

Net cash provided by (used in) investing activities............................................    (2,287)       788
- - --------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand and savings deposits....................................................      (978)    (1,275)
Net decrease in time deposits..................................................................      (480)      (478)
Net increase (decrease) in deposits in foreign offices.........................................     2,125       (345)
Net increase (decrease) in federal funds purchased and securities under repurchase agreements..     1,011       (767)
Proceeds from other funds borrowed.............................................................    18,720     19,377
Repayment of other funds borrowed..............................................................   (16,443)   (18,253)
Proceeds from issuance of long-term debt.......................................................       199        201
Repayment of long-term debt....................................................................        (2)        (2)
Net increase (decrease) in other liabilities...................................................      (192)        87
Dividends paid.................................................................................       (49)       (38)
Proceeds from issuance of common stock.........................................................         3         22
Proceeds from issuance of preferred stock......................................................         -        196
Payment for purchase of treasury stock.........................................................        (9)         -
Proceeds from reissuance of treasury stock.....................................................         5          -
                                                                                                 --------   --------
Net cash provided by (used in) financing activities............................................     3,910     (1,275)
- - --------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS...................................       (24)        53
- - --------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS......................................................     1,594        253
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............................................     9,953      9,338
                                                                                                 --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................................  $ 11,547   $  9,591
                                                                                                 ========   ========
- - --------------------------------------------------------------------------------------------------------------------
See Note 7 on page 26.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
- - ------

Although the interim amounts are unaudited, they do reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods. All such adjustments are of a normal, recurring nature. Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, fiscal policy and monetary policy and because the results for the venture capital and trading portfolios are largely market-driven, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.


Note 2
- - ------

The Corporation presents earnings per share on both a primary and a fully diluted basis. Earnings per common and common-equivalent share amounts were computed by dividing net income, after deducting dividends on preferred stock, by the average number of common and common-equivalent shares outstanding during the period.

Common-equivalent shares consist of shares issuable under the Employee Stock Purchase and Savings Plan and outstanding stock options. Fully diluted shares also include the common shares that would result from the conversion of convertible preferred stock.

Net income was reduced by preferred stock dividend requirements to compute primary earnings per share. To compute fully diluted earnings per share, net income was reduced by preferred stock dividend requirements, except those related to convertible stock.

The net income, preferred stock dividends and shares used to compute primary and fully diluted earnings per share are presented in the table below.

- - -------------------------------------------------------------------------------
                                                            Three Months Ended
(In millions)                                                    March 31
                                                              1994      1993
- - -------------------------------------------------------------------------------
PRIMARY
  Net income..............................................   $193.8    $179.1
  Preferred stock dividends...............................     13.8      13.6
                                                             ------    ------
  Net income attributable to common stockholders' equity..   $180.0    $165.5
                                                             ======    ======
  Average number of common and common-equivalent shares...     87.7      84.1
                                                             ======    ======
FULLY DILUTED
  Net income..............................................   $193.8    $179.1
  Preferred stock dividends, excluding convertible
    Series A and B........................................     10.9      10.9
                                                             ------    ------
  Fully diluted net income................................   $182.9    $168.2
                                                             ======    ======
  Average number of shares, assuming full dilution........     91.6      88.0
                                                             ======    ======
- - -------------------------------------------------------------------------------

Note 3
- - ------

At March 31, 1994, credit card receivables aggregated $5.7 billion. These receivables are available for sale at face value through credit card securitization programs.

Note 4
- - ------

Included in other assets on the Corporation's consolidated balance sheet is a reserve for credit losses related to securitized credit card receivables, which offsets the receivables due from the securitization trust. This reserve totaled $185 million at March 31, 1994, compared with $196 million at year-end 1993 and $172 million a year ago.

Note 5
- - ------

Included in other assets on the Corporation's consolidated balance sheet are accelerated disposition portfolio assets of $84 million at March 31, 1994, compared with $107 million at year-end 1993 and $521 million a year ago. These assets are carried at the lower of the initially established carrying value or their estimated disposition value.

Of these assets, $67 million were nonperforming at March 31, 1994, compared with $87 million at year-end 1993 and $277 million a year ago.


Note 6
- - ------

Offsetting of Amounts Related to Certain Contracts
- - --------------------------------------------------

In 1994, the Corporation prospectively adopted FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. This interpretation is applicable to the balance sheet presentation of derivative financial instruments. These derivatives include interest rate, currency, commodity and equity swaps, forwards, options, caps, floors, collars, forward rate agreements, and other conditional or exchange contracts, and includes both exchange-traded and over-the-counter contracts.

In general, purchased option, cap and floor contracts are reported in derivative product assets and written option, cap and floor contracts are reported in derivative product liabilities. For other derivative financial instruments, an unrealized gain is reported in derivative product assets and an unrealized loss is reported in derivative product liabilities. Previously, the Corporation reported certain unrealized gains and unrealized losses on a net basis.

Derivative financial instruments executed with the same counterparty under a legally enforceable master netting arrangement are reported on a net basis as derivative product assets or liabilities depending on whether they are a net asset or liability.

At December 31, 1993, the fair value of currency options purchased totaled $536 million, while the fair value of currency options written totaled $501 million. At March 31, 1993, the fair value of currency options purchased totaled $549 million, while the fair value of currency options written totaled $522 million. These amounts are recorded in other assets and other liabilities, respectively.

The adoption of this interpretation for balance sheet presentation purposes does not affect the net income or capital of the Corporation. It also does not affect its risk-based capital ratios, which historically have incorporated the gross unrealized gains on derivative financial instruments. However, based on current regulatory agency guidelines, the Corporation's regulatory leverage ratio was adversely affected by this change. The balance sheet impact of this interpretation at future dates will fluctuate as the unrealized gains and losses on derivative financial instruments increase or decrease with changes in remaining maturity and market rates, as well as the ability to net amounts under master netting arrangements.

Accounting for Loan Impairment
- - ------------------------------

In May 1993, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. This statement is effective for financial statements issued for periods beginning after December 15, 1994. SFAS No. 114 addresses the accounting for loans when it is probable that all principal and interest amounts that are due on a loan will not be collected in accordance with its contractual terms (i.e. "impaired loans"). Pursuant to SFAS No. 114, to the extent the recorded investment of an impaired loan exceeds the present value of the loan's expected future cash flows or other measures of value, a valuation allowance is established for the difference with a corresponding charge to the provision for credit losses. The Corporation does not expect the adoption of SFAS No. 114 to have a material impact on the results of its operations and financial position. However, the future impact at the adoption date is not currently determinable since it would be based on the existing impaired loans as of that date.


SFAS No. 114 also changes the definition of In-Substance Foreclosures (ISFs), with the result that a larger portion of currently reported ISFs would be reclassified as nonaccrual loans. The Corporation intends to adopt this new ISF definition concurrent with the adoption of the other provisions of SFAS No. 114.

Note 7
- - ------

For purposes of the Statement of Cash Flows, cash and cash equivalents consist of cash and due from banks.

Cash flows from derivative financial instruments are reported net as operating activities. Upon adopting FASB Interpretation No. 39 on January 1, 1994, a noncash transfer of balances attributable to derivative financial instruments on December 31, 1993 was made from other assets ($573 million), accrued income receivable ($941 million) and other liabilities ($1.3 billion) to net derivative product balances for purposes of reporting the Consolidated Statement of Cash Flows.

Loans of $7 million and $8 million were transferred to other real estate in the first quarter of 1994 and 1993, respectively.


Note 8
- - ------

The ratio of income to fixed charges for the three months ended March 31, 1994, excluding interest on deposits was 2.5x, and including interest on deposits was 1.8x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.


Note 9
- - ------

The Corporation and certain of its subsidiaries are defendants in various lawsuits, including certain class actions, arising out of normal corporate activities, and the Corporation has received certain tax deficiency assessments. Since the Corporation and certain of its subsidiaries, which are regulated by one or more federal and state regulatory authorities, also are the subject of numerous examinations and reviews by such authorities, the Corporation is and will be, from time to time, normally engaged in various disagreements with regulators, primarily related to banking matters. In the opinion of management and the Corporation's general counsel, the ultimate resolution of the matters referred to in this note will not have a material effect on the Corporation's consolidated financial statements.

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

- - -------------------------------------------------------------------------------
INVESTMENT SECURITIES

Investment securities included in the consolidated balance sheet as of March 31, 1994, were as follows:

- - ------------------------------------------------------------------------------------------------------------
                                              Book         Cost      Unrealized       Unrealized        Fair
(In millions)                                Value        Basis           Gains           Losses       Value
- - ------------------------------------------------------------------------------------------------------------
U.S. government and federal agency
    Held to maturity.......................  $  271       $  271           $  1             $  3      $  269
    Available for sale.....................     232          232              -                -         232
                                             ------       ------           ----             ----      ------
  Total....................................     503          503              1                3         501

States and political subdivisions
    Held to maturity.......................     144          144              4                -         148
    Available for sale.....................       -            -              -                -           -
                                             ------       ------           ----             ----      ------
  Total....................................     144          144              4                -         148

Other securities
  Bonds, notes and debentures
    Held to maturity.......................       4            4              -                -           4
    Available for sale.....................      15           15              -                -          15
                                             ------       ------           ----             ----      ------
  Total....................................      19           19              -                -          19

  Equity securities (1)
    Venture capital........................   1,460          900            687              127       1,460
    Available for sale (2).................     127          127              -                -         127
                                             ------       ------           ----             ----      ------
  Total....................................   1,587        1,027            687              127       1,587

 Total investment securities...............  $2,253       $1,693           $692             $130      $2,255
                                             ======       ======           ====             ====      ======
- - --------------------------------------------------------------------------------------------------------------

(1) The fair values for certain securities for which market quotations are not available have been estimated. In addition, the values reflect liquidity and other market-related factors.
(2) Includes Federal Reserve stock.

IMPACT OF CREDIT CARD SECURITIZATION

For analytical purposes only, the following table shows income statement line items for the Corporation adjusted for the net impact of securitization of credit card receivables.

- - ------------------------------------------------------------------------------------------------------------
                           Three Months Ended March 31, 1994          Three Months Ended March 31, 1993
                          ------------------------------------  --------------------------------------------
                                      Credit Card                             Credit Card
(In millions)             Reported  Securitizations   Adjusted  Reported    Securitizations       Adjusted
- - ------------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis..   $   336      $  123        $   459   $   305      $  103                $   408
Provision for credit
  losses................        50          56            106        65          53                    118
Noninterest income......       502         (67)           435       491         (50)                   441
Noninterest expense.....       484           -            484       434           -                    434
Net income..............       194           -            194       179           -                    179

Assets--quarter-end.....   $59,843      $4,700        $64,543   $48,482      $4,383                $52,865
     --average..........    61,475       4,848         66,323    55,826       4,482                 60,308
- - ------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES
- - -------------------------------------------------------------------------------------------------------
                                                1994                          1993
- - -------------------------------------------------------------------------------------------------------
(In millions)                                 March 31   December 31  September 30   June 30   March 31
- - -------------------------------------------------------------------------------------------------------
Balance, beginning of quarter
 Commercial.................................   $ 488         $490         $487         $469        $488
 Consumer...................................     195          147          140          141         136
                                               -----         ----         ----         ----        ----
  Total balance, beginning of quarter.......     683          637          627          610         624
- - -------------------------------------------------------------------------------------------------------
Provision for credit losses
 Commercial.................................       7            8           19           24          27
 Consumer...................................      43           62           46           46          38
                                               -----         ----         ----         ----        ----
  Total provision for credit losses.........      50           70           65           70          65
- - -------------------------------------------------------------------------------------------------------
Charge-offs
 Commercial
  Domestic
   Commercial...............................       6            5            3            8          15
   Real estate..............................       2           10           21            6          16
   Other....................................       1            1            1            -           4
  Foreign, including TCD....................       3            8            -            -          25
 Consumer
  Credit card...............................      50           39           33           39          38
  Other.....................................       2            3            1            1           2
                                               -----         ----         ----         ----        ----
   Total charge-offs........................      64           66           59           54         100
- - -------------------------------------------------------------------------------------------------------
Recoveries
 Commercial
  Domestic
   Commercial...............................       3            3            2            5          11
   Real estate..............................       2            1            -            1           -
   Other....................................       5            3            2            1           -
  Foreign, including TCD....................      14            7            5            1           3
 Consumer
  Credit card...............................       7           13           13           13          12
  Other.....................................       -            -            -            1           -
                                               -----         ----         ----         ----        ----
   Total recoveries.........................      31           27           22           22          26
- - -------------------------------------------------------------------------------------------------------
Net charge-offs/(recoveries)
 Commercial.................................     (12)          10           16            6          46
 Consumer...................................      45           29           21           26          28
                                               -----         ----         ----         ----        ----
Total net charge-offs/(recoveries)..........      33           39           37           32          74
- - -------------------------------------------------------------------------------------------------------
Other
  Commercial................................       -            -            -            -           -
  Consumer..................................      10           15          (18)         (21)         (5)
                                               -----         ----         ----         ----        ----
   Total....................................      10           15          (18)         (21)         (5)
- - -------------------------------------------------------------------------------------------------------
Balance, end of quarter
 Commercial.................................     507          488          490          487         469
 Consumer...................................     203          195          147          140         141
                                               -----         ----         ----         ----        ----
   Total balance, end of quarter............   $ 710         $683         $637         $627        $610
                                               =====         ====         ====         ====        ====
- - -------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
- - -----------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
(Three Months Ended)                                                March 31, 1994                   December 31, 1993
- - ------------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                   Average             Average   Average             Average
(Dollars in millions)                                        Balance   Interest     Rate   Balance   Interest     Rate
- - ------------------------------------------------------------------------------------------------------------------------
Assets
Due from banks--interest-bearing (A).......................  $ 7,974     $ 75.0     3.81%  $ 7,219     $ 70.0     3.85%
Federal funds sold and securities under resale agreements..   11,744       91.0     3.14    12,171       89.6     2.92
Trading account assets.....................................    4,672       59.5     5.16     4,595       56.8     4.90
Investment securities
  U.S. government and federal agency.......................      793        7.4     3.78       810        6.8     3.33
  States and political subdivisions........................      150        3.3     8.92       180        4.0     8.82
  Other....................................................    1,667        6.8     1.65     1,622        7.9     1.93
 ------------------------------------------------------------------------------------------------------------------------
  Total investment securities..............................    2,610       17.5     2.72     2,612       18.7     2.84

Loans (B)(C)
  Domestic offices.........................................   20,639      414.3     8.43    20,426      392.3     7.89
  Foreign offices..........................................    1,849       26.2     5.75     1,954       26.5     5.38
- - ------------------------------------------------------------------------------------------------------------------------
Total loans................................................   22,488      440.5     8.20    22,380      418.8     7.67
- - ------------------------------------------------------------------------------------------------------------------------
    Total earning assets (D)...............................   49,488      683.5     5.60    48,977      653.9     5.30
Cash and due from banks--noninterest-bearing...............    4,257                         4,128
Allowance for credit losses................................     (693)                         (654)
Other assets...............................................    8,423                         5,257
- - ------------------------------------------------------------------------------------------------------------------------

Total assets...............................................  $61,475                       $57,708
                                                             =======                       =======
- - ------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings..................................................  $ 8,100     $ 41.3     2.07%  $ 7,952     $ 40.6     2.03%
  Time.....................................................    4,748       29.6     2.53     5,004       37.4     2.97
  Foreign offices (E)......................................    9,343       83.0     3.60     8,714       78.7     3.58
- - ------------------------------------------------------------------------------------------------------------------------
    Total deposits--interest-bearing.......................   22,191      153.9     2.81    21,670      156.7     2.87
Federal funds purchased and securities under repurchase
  agreements...............................................   10,683       81.8     3.11    10,798       81.1     2.98
Other funds borrowed.......................................    7,273       71.4     3.98     7,020       70.2     3.97
Long-term debt.............................................    2,211       40.9     7.50     2,088       39.0     7.41
- - ------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities.......................   42,358      348.0     3.33    41,576      347.0     3.31
Demand deposits............................................    7,175                         7,405
Other liabilities..........................................    7,561                         4,515
Preferred stock............................................      761                           761
Common stockholders' equity................................    3,620                         3,451
- - ------------------------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity.............  $61,475                       $57,708
                                                             =======                       =======

Interest income/earning assets.............................              $683.5     5.60%              $653.9     5.30%
Interest expense/earning assets............................               348.0     2.85                347.0     2.81
- - ------------------------------------------------------------------------------------------------------------------------

Net interest margin........................................              $335.5     2.75%              $306.9     2.49%
                                                                         ======     ====               ======     ====

(A)  Principally balances in overseas offices.
(B) Rates are calculated on average lease-financing receivables balances reduced by deferred liability for taxes.
(C) Nonperforming loans are included in average balances used to determine rates.
(D) Includes a tax-equivalent adjustment based on the current federal income tax rate. The tax-equivalent adjustment for the third quarter of 1993 reflects the year-to-date impact of the increase in the federal tax rate to 35%, including the required revaluation of the leveraged lease portfolio. The tax-equivalent adjustment for the three months ended March 31, 1994, was $4.9 million, compared with $6.2 million, $17.5 million, $8.3 million and $6.2 million for the three months ended December 31, 1993, September 30, 1993, June 30, 1993, and March 31, 1993.
(E) Includes International Banking Facilities deposit balances in domestic offices and balances of Edge Act and overseas offices.

- - -------------------------------------------------------------------------------------------
     September 30, 1993                June 30, 1993                     March 31, 1993
- - -------------------------------------------------------------------------------------------
Average               Average   Average             Average   Average             Average
Balance     Interest     Rate   Balance   Interest     Rate   Balance   Interest     Rate
- - -------------------------------------------------------------------------------------------

$ 7,582       $ 73.3     3.84%  $ 7,582     $ 75.9     4.02%  $ 7,381     $ 78.8     4.33%
 11,610         88.6     3.03    11,324       82.0     2.90    11,250       84.6     3.05
  5,152         59.7     4.60     4,999       56.2     4.51     4,171       51.0     4.96

    618          6.8     4.37       947        9.6     4.07       522        6.5     5.05
    211          4.9     9.21       234        5.3     9.08       241        5.5     9.26
  1,458          5.3     1.44     1,397        7.9     2.27     1,671       12.7     3.08
- - -------------------------------------------------------------------------------------------
  2,287         17.0     2.95     2,578       22.8     3.55     2,434       24.7     4.12


 19,735        394.2     8.16    20,172      386.9     7.89    20,538      393.9     7.97
  2,037         53.4    10.40     2,094       33.0     6.32     2,165       32.4     6.07
- - -------------------------------------------------------------------------------------------
 21,772        447.6     8.38    22,266      419.9     7.74    22,703      426.3     7.79
- - -------------------------------------------------------------------------------------------
 48,403        686.2     5.62    48,749      656.8     5.40    47,939      665.4     5.63
  3,885                           3,745                         3,493
   (619)                           (611)                         (626)
  5,263                           5,068                         5,020
- - -------------------------------------------------------------------------------------------

$56,932                         $56,951                       $55,826
=======                         =======                       =======
- - -------------------------------------------------------------------------------------------

$ 8,296       $ 40.7     1.95%  $ 8,569     $ 40.7     1.91%  $ 7,554     $ 40.8     2.19%
  4,988         32.3     2.57     5,343       35.0     2.63     6,269       39.2     2.54
  9,113         82.8     3.60     9,303       84.9     3.66     9,684       91.0     3.81
- - -------------------------------------------------------------------------------------------
 22,397        155.8     2.76    23,215      160.6     2.77    23,507      171.0     2.95

  9,800         74.2     3.00     9,371       71.6     3.06    10,479       81.2     3.14
  7,238         73.4     4.02     7,780       76.9     3.96     6,133       75.3     4.98
  2,255         42.2     7.42     2,026       36.2     7.17     1,860       32.9     7.17
 -------------------------------------------------------------------------------------------
 41,690        345.6     3.29    42,392      345.3     3.27    41,979      360.4     3.48
  6,946                           6,847                         6,722
  4,292                           3,906                         3,604
    827                             869                           718
  3,177                           2,937                         2,803
- - -------------------------------------------------------------------------------------------

$56,932                         $56,951                       $55,826
=======                         =======                       =======

              $686.2     5.62%              $656.8     5.40%              $665.4     5.63%
               345.6     2.83                345.3     2.84                360.4     3.05
- - -------------------------------------------------------------------------------------------

              $340.6     2.79%              $311.5     2.56%              $305.0     2.58%
              ======     ====               ======     ====               ======     ====

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
FIVE-QUARTER CONSOLIDATED INCOME STATEMENT
- - --------------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                         March 31   Dec. 31  Sept. 30   June 30  March 31
(Dollars in millions, except per share data)                                 1994      1993      1993      1993      1993
- - --------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans.............................................   $ 437.6   $ 415.3   $ 433.0   $ 416.3   $ 422.8
Interest on bank balances..............................................      75.0      70.0      73.3      75.9      78.8
Interest on federal funds sold and securities under resale agreements..      91.0      89.6      88.6      82.0      84.6
Interest on trading account assets.....................................      59.1      56.3      59.2      55.7      50.7
Interest on investment securities (including dividends)................      15.9      16.5      14.6      18.6      22.3
                                                                          -------   -------   -------   -------   -------
          Total........................................................     678.6     647.7     668.7     648.5     659.2
- - --------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits...................................................     153.9     156.7     155.8     160.6     171.0
Interest on federal funds purchased and securities under repurchase
 agreements............................................................      81.8      81.1      74.2      71.6      81.2
Interest on other funds borrowed.......................................      71.4      70.2      73.4      76.9      75.3
Interest on long-term debt.............................................      40.9      39.0      42.2      36.2      32.9
                                                                          -------   -------   -------   -------   -------
          Total........................................................     348.0     347.0     345.6     345.3     360.4
- - --------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME....................................................     330.6     300.7     323.1     303.2     298.8
Provision for credit losses............................................      50.0      70.0      65.0      70.0      65.0
                                                                          -------   -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES..................     280.6     230.7     258.1     233.2     233.8
- - --------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits (losses)......................................     (24.7)     61.2      77.3      91.6      54.5
Equity securities gains................................................     134.2      40.1     228.2      78.7     133.2
Investment securities gains (losses)...................................       0.5       0.9      (0.8)      0.2         -
                                                                          -------   -------   -------   -------   -------
     Market-driven revenue.............................................     110.0     102.2     304.7     170.5     187.7
Credit card fee revenue................................................     182.3     196.6     186.7     164.2     146.7
Service charges and commissions........................................     101.3     122.4     108.0     103.9      98.2
Fiduciary and investment management fees...............................      52.4      50.7      47.9      53.6      48.5
Other income...........................................................      55.9      51.1      38.1      11.3       9.4
                                                                          -------   -------   -------   -------   -------
          Total........................................................     501.9     523.0     685.4     503.5     490.5
- - --------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits.........................................     207.4     226.5     217.7     210.9     198.8
Occupancy expense of premises, net.....................................      34.8      35.7      37.0      36.0      39.0
Equipment rentals, depreciation and maintenance........................      53.3      30.3      26.5      26.5      27.0
Other expense..........................................................     188.8     188.2     192.8     192.2     168.8
                                                                          -------   -------   -------   -------   -------
          Subtotal.....................................................     484.3     480.7     474.0     465.6     433.6
Provision for other real estate........................................       0.2       1.2       1.5       1.0       0.5
                                                                          -------   -------   -------   -------   -------
          Total........................................................     484.5     481.9     475.5     466.6     434.1
- - --------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES.............................................     298.0     271.8     468.0     270.1     290.2
  Applicable income taxes..............................................     104.2      99.0     183.9     101.6     111.1
                                                                          -------   -------   -------   -------   -------
NET INCOME.............................................................   $ 193.8   $ 172.8   $ 284.1   $ 168.5   $ 179.1
                                                                          =======   =======   =======   =======   =======
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY.................   $ 180.0   $ 159.0   $ 270.3   $ 152.7   $ 165.5
                                                                          =======   =======   =======   =======   =======
- - --------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Net Income - Primary.................................................   $  2.05   $  1.81   $  3.14   $  1.81   $  1.97
  Net Income - Fully diluted...........................................   $  2.00   $  1.77   $  2.97   $  1.72   $  1.91
- - --------------------------------------------------------------------------------------------------------------------------
Average number of common and common-equivalent shares (in millions)....      87.7      87.7      86.1      84.5      84.1
Average number of shares, assuming full dilution (in millions).........      91.6      91.5      91.9      91.4      88.0
Average full-time-equivalent staff.....................................    17,281    17,118    17,316    16,991    16,967

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
- - -----------------------------------------------------------------------------------------------------------------------------------
                                                        1994                                     1993
- - -----------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)          March 31         December 31        September 30        June 30     March 31
- - -----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME DATA
Actual
  Net interest income--tax-equivalent basis......         $ 335.5            $ 306.9             $ 340.6        $ 311.5    $ 305.0
  Average earning assets.........................          49,488             48,977              48,403         48,749     47,939
  Net interest margin............................            2.75%              2.49%               2.79%          2.56%      2.58%
Adjusted (1)
  Net interest income--tax-equivalent basis......         $ 455.2            $ 436.6             $ 465.1        $ 416.4    $ 406.3
  Average earning assets.........................          47,004             47,810              46,325         46,653     45,652
  Net interest margin............................            3.93%              3.62%               3.98%          3.58%      3.61%
- - -----------------------------------------------------------------------------------------------------------------------------------
AT QUARTER-END
BALANCE SHEET DATA
Assets...........................................         $59,843            $52,560             $53,154        $49,936    $48,482
Deposits.........................................          28,833             28,186              29,379         27,794     27,687
Loans............................................          23,782             23,103              21,969         21,621     21,666
Long-term debt...................................           2,265              2,065               2,091          2,366      1,905
Common stockholders' equity......................           3,647              3,503               3,378          3,018      2,888
Stockholders' equity.............................           4,408              4,264               4,139          3,887      3,757
- - -----------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS (2)
Common equity/assets.............................             6.6%               7.2%                7.0%           6.5%       6.4%
Regulatory leverage ratio........................             7.8                8.0                 8.0            7.4        7.3
Risk-based capital
  Tier 1 capital ratio...........................             9.1                8.8                 8.7            8.0        7.8
  Total capital ratio............................            14.2               13.6                13.5           13.0       12.4
  Tier 1 capital.................................         $ 4,182            $ 4,098             $ 3,969        $ 3,715    $ 3,571
  Total capital..................................           6,509              6,292               6,179          6,001      5,700
- - -----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL RATIOS
FOR THE QUARTER ENDED
Net income as a percentage of:
  Average stockholders' equity...................            17.9%              16.3%               28.2%          17.8%      20.6%
  Average common stockholders' equity............            20.2               18.3                33.8           20.9       23.9
  Average total assets...........................            1.28               1.19                1.98           1.19       1.30
  Average earning assets.........................            1.59               1.40                2.33           1.39       1.52
Stockholders' equity as a percentage of:
  Total assets...................................             7.4                8.1                 7.8            7.8        7.7
  Total loans....................................            18.5               18.5                18.8           18.0       17.3
  Total deposits.................................            15.3               15.1                14.1           14.0       13.6
Average stockholders' equity as a percentage of:
  Average assets.................................             7.1                7.3                 7.0            6.7        6.3
  Average loans..................................            19.5               18.9                18.5           17.3       15.9
  Average deposits...............................            14.9               14.5                13.6           12.7       11.6
- - -----------------------------------------------------------------------------------------------------------------------------------
- - -----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA
FOR THE QUARTER ENDED
Market price
  High...........................................         $52 3/8            $50 5/8             $49 1/4        $45 3/8    $44 3/4
  Low............................................          41 1/8             40 7/8              40 7/8         35 1/2     36
  At quarter-end.................................          48 1/8             43 1/4              48 3/4         41 1/8     41 5/8
Price earnings ratio.............................             5.5                4.9                 5.8            N/M        N/M
Book value.......................................         $ 42.19            $ 40.55             $ 39.03        $ 36.27    $ 34.78
Market price/book value..........................             114%               107%                125%           113%       120%
Dividends declared on common stock...............         $  0.40            $  0.40             $  0.30        $  0.30    $  0.30
- - -----------------------------------------------------------------------------------------------------------------------------------

(1) Adjusted to exclude impact of securitization of credit card receivables and the activity of FCCM, the Corporation's capital markets subsidiary.
(2)   Net of investment in FCCM.
N/M - Not meaningful.

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1994
                                          -------------------------------

                                 OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to ______________

           Commission file number 1-6052
                                  ---------------------------------------


                                FIRST CHICAGO CORPORATION
           --------------------------------------------------------------
             (exact name of registrant as specified in its charter)

                   DELAWARE                              36-2669970
           --------------------------------------------------------------
           (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)            Identification No.)

           ONE FIRST NATIONAL PLAZA   CHICAGO, ILLINOIS            60670
           --------------------------------------------------------------
                 (Address of principal executive offices)
                              (Zip Code)

                                 312-732-4000
           -------------------------------------------------------------
               (Registrant's telephone number, including area code)


                                   NO CHANGE
           --------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1994.


       Class                                 Number of Shares Outstanding
- - -------------------------                    ----------------------------
Common Stock $5 par value                              86,515,138

                        FORM 10-Q CROSS-REFERENCE INDEX

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1. Financial Statements
- - ----------------------------
                                                                 Page
                                                                 ----

 Consolidated Balance Sheet --
  March 31, 1994 and 1993 and December 31, 1993                   20

 Consolidated Income Statement --
  Three Months Ended March 31, 1994 and 1993 and
  December 31, 1993                                               21

 Consolidated Statement of Changes in Stockholders' Equity --
  Three Months Ended March 31, 1994 and 1993                      22

 Consolidated Statement of Cash Flows --
  Three Months Ended March 31, 1994 and 1993                      23

 Notes to Consolidated Financial Statements                      24-26

 Selected Statistical Information                                  1,
                                                                 14-16,
                                                                 27-33

ITEM 2. Management's Discussion and Analysis of Financial
- - ---------------------------------------------------------
        Condition and Results of Operations                       1-19
        -----------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. Legal Proceedings                                        36
- - -------------------------

ITEM 2. Changes in Securities                                    36
- - -----------------------------

ITEM 3. Defaults Upon Senior Securities                          36
- - ---------------------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders      36
- - -----------------------------------------------------------

ITEM 5. Other Information                                        36
- - -------------------------

ITEM 6. Exhibits and Reports on Form 8-K                         36
- - -----------------------------------------


Signatures                                                       37

                         PART II. - OTHER INFORMATION
                         ----------------------------

ITEM 1. Legal Proceedings
- - -------------------------

      None

ITEM 2. Changes in Securities
- - -----------------------------

      None

ITEM 3. Defaults Upon Senior Securities
- - ---------------------------------------

      Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
- - -----------------------------------------------------------

      None

ITEM 5. Other Information
- - -------------------------

      None

ITEM 6. Exhibits and Reports on Form 8-K
- - ----------------------------------------

   (a) Exhibit 12  Statements re computation of ratios.

   (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 1994.

        Date                        Item Reported
       -------                      -------------

       1/17/94           The Registrant's earnings for the quarter ended
                         December 31, 1993

        2/9/94 Registrant's announcement of the issuance of notes in the form of Debt Exchangeable for Common Stock ("DECS") relating to its investment in NEXTEL Communications, Inc.

       2/11/94 Filing of certain exhibits to Registrant's Form S-3 Registration Statement relating to the issuance of DECS.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FIRST CHICAGO CORPORATION
                                       -------------------------------

                                              (Registrant)



Date       May 12, 1994                      Richard L. Thomas
     ---------------------             -------------------------------

                                             Richard L. Thomas
                                           Chairman of the Board



Date       May 12, 1994                      William J. Roberts
     ---------------------             -------------------------------

                                             William J. Roberts
                                        Principal Accounting Officer


                                 EXHIBIT INDEX
                                 -------------


Exhibit Number            Description of Exhibit                      Page
- - --------------            ----------------------                      ----

     12 -               Statement re computation of ratios.           39