Form 10-Q
period 1994-06-30
FIRST CHICAGO CORP
filed 1994-08-12
CIK 36161

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
FINANCIAL SUPPLEMENT AND FORM 10-Q

CONTENTS
- - ---------------------------------------------------------------
FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION        1


BUSINESS SEGMENTS                                             2


EARNINGS ANALYSIS
Summary                                                       6
Net Interest Income                                           7
Provision for Credit Losses                                   9
Noninterest Income                                            9
Noninterest Expense                                          11
Applicable Income Taxes                                      11
Venture Capital Activities                                   12


BALANCE SHEET ANALYSIS
Assets                                                       13
Liabilities                                                  13
Capital                                                      14


CREDIT RISK ANALYSIS
Summary                                                      15
Allowance for Credit Losses                                  16
Nonperforming Assets                                         17
Consumer Risk Management                                     18
Commercial Risk Management                                   19
Commercial Real Estate                                       19
Highly Leveraged Transactions                                20


FINANCIAL SECTION
Consolidated Balance Sheet                                   21
Consolidated Income Statement                                22
Consolidated Statement of Changes in Stockholders' Equity    23
Consolidated Statement of Cash Flows                         24
Notes to Consolidated Financial Statements                   25


SELECTED STATISTICAL INFORMATION
Investment Securities                                        29
Impact of Credit Card Securitization                         30
Analysis of Allowance for Credit Losses                      31
Average Balances/Net Interest Margin/Rates                   32
Five-Quarter Consolidated Income Statement                   35
Selected Statistical Information                             36
Financial Ratios                                             36
Common Stock Data                                            36


FORM 10-Q

Form 10-Q Cross-Reference Index                              38
Signatures                                                   40

- - -----------------------------------------------------------------------------------------------------------------------
F I V E - Q U A R T E R   S U M M A R Y  O F  S E L E C T E D  F I N A N C I A L  I N F O R M A T I O N
First Chicago Corporation and Subsidiaries
- - -----------------------------------------------------------------------------------------------------------------------
                                                                June      March      December     September      June
(Dollars in millions, except per share data)                    1994       1994          1993          1993      1993
- - -----------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA FOR THE QUARTER

Net interest income.....................................      $332.8     $330.6        $300.7        $323.1    $303.2
Tax-equivalent adjustment...............................         5.9        4.9           6.2          17.5       8.3
                                                              ------     ------        ------        ------    ------
Net interest income--tax-equivalent basis...............       338.7      335.5         306.9         340.6     311.5
Provision for credit losses.............................        43.0       50.0          70.0          65.0      70.0
Noninterest income......................................       428.8      501.9         523.0         685.4     503.5
Noninterest expense.....................................       460.6      484.5         481.9         475.5     466.6
Net income..............................................       168.7      193.8         172.8         284.1     168.5
- - -----------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
Net income - Primary....................................       $1.71      $2.05         $1.81         $3.14     $1.81
Net income - Fully diluted..............................        1.67       2.00          1.77          2.97      1.72
- - -----------------------------------------------------------------------------------------------------------------------
AT QUARTER-END
Assets..................................................     $64,089    $59,843       $52,560       $53,154   $49,959
Deposits................................................      28,577     28,833        28,186        29,379    27,794
Loans...................................................      23,680     23,782        23,103        21,969    21,621
Long-term debt..........................................       2,269      2,265         2,065         2,091     2,366
Common stockholders' equity.............................       3,763      3,647         3,503         3,378     3,018
Stockholders' equity....................................       4,524      4,408         4,264         4,139     3,887
- - -----------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Assets..................................................     $60,490    $61,475       $57,708       $56,932   $56,951
Earning assets..........................................      50,464     49,488        48,977        48,403    48,749
Loans...................................................      22,924     22,460        22,263        21,588    21,974
Deposits................................................      29,009     29,366        29,075        29,343    30,062
Common stockholders' equity.............................       3,663      3,620         3,451         3,177     2,937
Stockholders' equity....................................       4,424      4,381         4,212         4,004     3,806
- - -----------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on stockholders' equity..........................        15.3%      17.9%         16.3%         28.2%     17.8%
Return on common stockholders' equity...................        16.5       20.2          18.3          33.8      20.9
Return on assets........................................        1.12       1.28          1.19          1.98      1.19
- - -----------------------------------------------------------------------------------------------------------------------
CAPITAL DATA (1)
Common-equity-to-assets.................................         6.5%       6.6%          7.2%          7.0%      6.5%
Regulatory leverage ratio (2)...........................         8.0        7.8           8.0           8.0       7.4
Risk-based capital (2)
  Tier 1 ratio..........................................         8.9        9.1           8.8           8.7       8.0
  Total capital ratio...................................        13.8       14.2          13.6          13.5      13.0
  Tier 1 capital........................................      $4,148     $4,182        $4,098        $3,969    $3,715
  Total capital.........................................       6,424      6,509         6,292         6,179     6,001
- - -----------------------------------------------------------------------------------------------------------------------
COMMON SHARE AND STOCKHOLDER DATA FOR THE QUARTER ENDED
Market price............................................     $48 1/8    $48 1/8       $43 1/4       $48 3/4   $41 1/8
Book value..............................................       43.40      42.19         40.55         39.03     36.27
Dividends declared per common share.....................        0.50       0.40          0.40          0.30      0.30
Common dividends........................................          43         34            35            26        25
Preferred dividends (3).................................          18         14            14            13        16
Dividend payout ratio...................................        29.2%      19.5%         22.1%          9.6%     16.6%
Average number of common and common-equivalent
  shares (in millions)..................................        88.0       87.7          87.7          86.1      84.5
Average number of shares, assuming full
  dilution (in millions)................................        91.8       91.6          91.5          91.9      91.4
- - -----------------------------------------------------------------------------------------------------------------------

[FN]
(1) Net of investment in First Chicago Capital Markets, Inc.
(2) June 1994 excludes $150 million of Preferred Stock, Series D, that was redeemed on July 1, 1994.
(3) Second quarter of 1994 includes a $4.5 million premium related to the redemption of Preferred Stock, Series D.

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

- - -------------------------------------------------------------------------------------------------
                                                     Three Months Ended June 30
                                 Corporate and       Consumer     Middle Market   Other Corporate
(Dollars in millions,        Institutional Banking    Banking        Banking       Activities (1)
 except where noted)           1994         1993    1994   1993   1994     1993   1994       1993
- - -------------------------------------------------------------------------------------------------
Net interest income-
 tax-equivalent
 basis...................... $  99         $ 103    $ 184  $152   $ 59     $ 56   $ (3)      $  1
 Provision for credit
 losses.....................   (21)           10       57    50      7       10      -          -
Noninterest income..........   140           231      237   207     22       21     30         45
Noninterest expense.........   172           203      235   214     46       48      8          2
Net income..................    53            71       80    56     18       12     18         30

Return on equity (2)........    12%           17%      36%   35%    21%      15%   N/M        N/M

Efficiency ratio (3)........    72%           61%      56%   60%    56%      61%   N/M        N/M

Average assets
 (in billions).............. $43.7         $41.4     $9.9  $8.5   $5.5     $5.3   $1.4       $1.7
- - -------------------------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------------------------
                                                      Six Months Ended June 30
                                 Corporate and       Consumer     Middle Market   Other Corporate
(Dollars in millions,        Institutional Banking    Banking        Banking       Activities (1)
 except where noted)           1994         1993    1994   1993   1994     1993   1994       1993
- - -------------------------------------------------------------------------------------------------
Net interest income-
 tax-equivalent
 basis...................... $ 196         $ 200    $ 373  $303   $116     $110   $(11)      $  4
 Provision for credit
 losses.....................   (22)           22      101    91     14       22      -          -
Noninterest income..........   233           406      462   397     43       42    193        149
Noninterest expense.........   348           382      461   418     93       94     43          7
Net income..................    61           121      168   115     34       22    100         90

Return on equity (2)........     6%           16%      40%   35%    20%      14%   N/M        N/M

Efficiency ratio (3)........    81%           63%      55%   60%    58%      62%   N/M        N/M

Average assets
 (in billions).............. $43.9         $39.4    $10.2  $8.8   $5.5     $5.4   $1.4       $2.8
- - -------------------------------------------------------------------------------------------------

(1) Includes results from the accelerated asset disposition portfolio, the venture capital group and other special corporate items.
(2) The capital allocation method was changed in December 1993. Prior results have been restated to reflect this change, which did not have a material impact on results.
(3)   Noninterest expense as a percentage of total revenue.
N/M - Not meaningful.

CORPORATE AND INSTITUTIONAL BANKING

Net income of $53 million in Corporate and Institutional Banking and return on equity of 12 percent was a significant improvement from the first quarter, but year-to-date results were substantially below the 1993 level. Performance for the second quarter of 1994 reflected:

    - Difficult trading conditions, with continued below-trend revenues in foreign exchange, derivatives and emerging markets.

    - Continued excellent credit quality.

    - $32 million in interest income and recoveries related to the receipt of Brazilian bonds.

    - Lower noninterest expenses, due largely to reduced incentive compensation accruals.

    - Lower gains from corporate financing and debt restructuring equity securities.

Revenue performance by activity, including both net interest income and fee revenue, is summarized in the following table.

- - --------------------------------------------------------------------------------
                              Three Months Ended                Six Months Ended
                                   June 30                          June 30
(In millions)                  1994        1993                  1994      1993
- - --------------------------------------------------------------------------------
Lending..................      $ 60        $ 52                  $102      $ 98
Servicing................        91          98                   186       181
Financing................        32          63                    69       104
Trading..................        43         118                    44       197
Other....................        13           3                    28        26
                               ----        ----                  ----      ----
    Total................      $239        $334                  $429      $606
                               ====        ====                  ====      ====
- - --------------------------------------------------------------------------------

Lending revenues for the second quarter included $14 million from Brazilian interest bonds. Excluding this income, lending revenues were down slightly from a year ago, reflecting lower large corporate loan volume and narrower market pricing.

Lower servicing revenues for the quarter resulted principally from timing of income in shareholder services. Revenues for six months in shareholder services, corporate trust and cash management were slightly above 1993 results.

Financing revenues were reduced because of sharply lower corporate financing and debt restructuring equity securities gains -- down $29 million from 1993's second quarter. Year-to-date results were affected by the timing of leasing and syndications transactions.

Trading results for the quarter and year-to-date dropped substantially from last year's record levels. Comparative data for key trading revenue components are shown in the following table.

All other revenue reflected the higher funding value of increased capital, as well as lower interest costs for other institutional allocations.

- - --------------------------------------------------------------------------------
                                      Three Months Ended        Six Months Ended
                                            June 30                 June 30

(In millions)                         1994          1993        1994       1993
- - -------------------------------------------------------------------------------

Foreign exchange and derivatives..... $12           $ 37        $ 16       $ 48

Fixed income and derivatives.........  20             30          34         53

Emerging markets.....................  (1)            17         (51)        27

Funding and arbitrage................   8             17          20         35

Other trading........................   4             17          25         34
                                      ---           ----        ----       ----

     Total........................... $43           $118        $ 44       $197
                                      ===           ====        ====       ====
- - --------------------------------------------------------------------------------

Less favorable market conditions caused lower revenues in foreign exchange and derivatives, and in fixed income and derivatives. Last year's environment, particularly in European markets, was considerably better for these activities.

Emerging markets activities were sharply reduced in the quarter due to the generally unstable market conditions.

Rising interest rates reduced funding and arbitrage opportunities relative to the falling rate conditions last year. Other trading revenues for the quarter included lower gains on distressed loan trading.


CONSUMER BANKING

This business segment continued to produce an outstanding return on equity -- 40 percent for 1994's first six months -- and outpaced last year's performance with a 46 percent improvement in net income for the first half.

The credit card remained the driving factor in Consumer Banking's $80 million bottom line for the second quarter. Total credit card receivables reached $11.0 billion at quarter-end, up 22 percent from June 30, 1993. Related revenues and expenses rose at similar rates as the Corporation continued to invest aggressively to grow this business.

In local retail banking, results for the first half of 1994 improved
substantially over a year ago.   As announced August 4, initiatives are
underway to enhance the quality of products and services in this area in order to increase revenue and further reduce expenses.

MIDDLE MARKET BANKING

The earnings contribution from Middle Market Banking was $18 million in the second quarter resulting in a 21 percent return on equity. Lower credit provisions together with reduced purchase accounting costs produced this significant improvement from a year ago.


OTHER CORPORATE ACTIVITIES

Accelerated asset disposition activities resulted in net revenue gains of $22 million for the second quarter. Earnings from the venture capital portfolio in the quarter were not significant.

Year-to-date, venture capital produced significant net income of $66 million due principally to gains related to the Corporation's investment in NEXTEL Communications, Inc. Also included in Other Corporate Activities for the first half of 1994 is a $35 million pretax gain from the sale of the remaining interest in Brinson Holdings, Inc., an institutional investment management business. This was offset by total special expenses of $43 million related to the accounting for personal computer equipment, certain litigation costs, and other corporate items.

STAFFING LEVELS

Staff levels for each of the three business segments as well as corporate support functions were as follows.

- - -------------------------------------------------------------------------------
Average Full-Time-Equivalent 2nd Qtr.  1st Qtr.   4th Qtr.   3rd Qtr.  2nd Qtr.
  Staff                         1994      1994       1993       1993      1993
- - -------------------------------------------------------------------------------
Corporate and
  Institutional.............  6,340     6,315      6,280      6,349     6,241
Consumer....................  7,430     7,390      7,304      7,392     7,256
Middle Market...............  2,069     2,062      2,032      2,037     2,011
Corporate Support...........  1,527     1,514      1,502      1,538     1,483
                             ------    ------     ------     ------    ------
 First Chicago Corporation.. 17,366    17,281     17,118     17,316    16,991
                             ======    ======     ======     ======    ======
 ------------------------------------------------------------------------------

EARNINGS ANALYSIS

SUMMARY

The Corporation reported net income of $168.7 million, or $1.67 per share, for the second quarter of 1994, compared with $168.5 million, or $1.72 per share, for the second quarter of 1993. The redemptive dividend of $4.5 million accrued in the second quarter of 1994 related to Preferred Stock, Series D, reduced earnings by 5 cents per share. Excluding the results from the Corporation's venture capital operations, net income was $172.3 million, or $1.73 per share, compared with $147.9 million, or $1.52 per share a year ago.

- - ---------------------------------------------------------------------------------
                                             Three Months          Six Months
                                                Ended                Ended
(Dollars in millions,                          June 30              June 30
 except per share data)                      1994    1993         1994    1993
- - --------------------------------------------------------------------------------
Net interest income--tax-equivalent basis.. $338.7   $311.5       $674.2  $616.5
Provision for credit losses................   43.0     70.0         93.0   135.0
Noninterest income.........................  428.8    503.5        930.7   994.0
Noninterest expense........................  460.6    466.6        945.1   900.7
No income..................................  168.7    168.5        362.5   347.6

Common Share Data
  PRIMARY
  Net income............................... $ 1.71    $1.81        $3.76   $3.78
  Average common and common-equivalent
    shares (in millions)...................   88.0     84.5         87.9    84.1

  FULLY DILUTED
  Net income............................... $ 1.67    $1.72        $3.67   $3.64
  Average shares, assuming full dilution
    (in millions)..........................   91.8     91.4         91.7    89.5

Return on assets...........................   1.12%    1.19%        1.20%   1.24%
Return on common stockholders' equity......   16.5     20.9         18.3    22.4
- - --------------------------------------------------------------------------------

Stronger net interest income and reduced credit provisions offset by lower revenues in market-driven businesses were key factors in the results for the second quarter of 1994.

The credit card business was a major contributor to earnings, as managed receivables grew to $11 billion at June 30, 1994, up 22 percent from $9 billion a year ago.

The Corporation received Brazilian bonds as part of a debt restructuring that was completed during the second quarter. This added approximately $32 million to pre-tax earnings, including $14 million in interest income representing the fair value of interest bonds; and $18 million representing the fair value of principal bonds in excess of the recorded carrying amounts, which was treated as a loan loss recovery.

The provision for credit losses declined to $43 million in the second quarter. Reserve building for growth in the credit card portfolio was offset by a negative commercial provision, principally reflecting the Brazilian debt restructuring.

Combined trading profits were $37 million in the second quarter of 1994, compared with record profits of $92 million a year ago. Despite the decline from a year ago, trading profits rebounded sharply from the 1994 first quarter, which produced overall losses of $25 million principally driven by $54 million in losses from emerging markets trading activities.

Other revenue for the second quarter of 1994 included net gains of $22 million resulting from accelerated asset disposition portfolio activities. These gains totaled $10 million a year ago.

Excluding special charges that included a $12 million intangible write-off in the second quarter of 1993, noninterest expense in the second quarter of 1994 was up only 1 percent reflecting a continuing focus on expense control.

The Corporation's regulatory capital ratios continued to increase and are considerably above "well-capitalized" regulatory guidelines. At June 30, 1994, the Corporation's risk-based capital ratio was 13.8 percent, compared with 13.6 percent at year-end 1993 and 13.0 percent a year ago. The regulatory leverage ratio remained strong at 8.0 percent, compared with 7.4 percent a year ago. Regulatory capital ratios for the Corporation's principal banking subsidiaries exceeded the minimum levels for well-capitalized institutions.

The Corporation's solid capital position enabled it to take several important capital management steps: (1) the quarterly common stock dividend was increased 25 percent to 50 cents a share; (2) the common stock repurchase program was increased from 2.5 million shares to 7 million shares; and (3) the Corporation announced that on July 1, 1994, its Preferred Stock, Series D, would be redeemed at a 3 percent premium which will reduce annual preferred stock dividend requirements by $15 million.

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

- - -------------------------------------------------------------------------------
                                               Three Months       Six Months
                                                   Ended             Ended
                                                  June 30           June 30
(Dollars in millions)                          1994     1993     1994     1993
- - -------------------------------------------------------------------------------
Net interest income -- tax-equivalent
  basis....................................   $338.7   $311.5   $674.2   $616.5

Average earning assets.....................  $50,464  $48,749  $49,976  $48,344

Net interest margin........................     2.69%    2.56%    2.72%    2.57%
- - -------------------------------------------------------------------------------

In order to analyze fundamental trends in the Corporation's net interest margin, it is useful to adjust for: 1) securitization of credit card receivables, and 2) the activities of First Chicago Capital Markets, Inc. (FCCM).

When credit card receivables are sold in securitization transactions, the Corporation's earnings are unchanged; however, the net interest income related to these high-yield assets is displaced by increased servicing fees, net of portfolio credit losses. The average level of securitized assets was $5.1 billion in the second quarter of 1994, compared with $4.5 billion in the second quarter of 1993. The effect of credit card securitization transactions on the Corporation's financial statements is summarized on page 30. The impact is also discussed within specific categories of the Earnings Analysis.

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

- - ------------------------------------------------------------------------------
                                        Three Months           Six Months
                                            Ended                 Ended
                                           June 30               June 30
(Dollars in millions)                  1994       1993       1994       1993
- - ------------------------------------------------------------------------------
Adjusted net interest income--
  tax-equivalent basis............   $ 463.7    $ 416.4    $ 918.9    $ 822.7
Adjusted average earning assets...   $47,382    $46,653    $47,193    $46,152
Adjusted net interest margin......     3.93%      3.58%      3.93%       3.59%
- - ------------------------------------------------------------------------------

On an adjusted basis, net interest margin for the second quarter of 1994, as compared to a year ago, increased 35 basis points to 3.93 percent. Adjusted net interest income rose to $464 million.

Improved margins were primarily the result of strong growth in credit card receivables, which produced a more favorable earning asset mix. Average managed credit card receivables grew 22 percent to $10.5 billion in the second quarter of 1994, compared with $8.6 billion a year ago. Interest income of $14 million from the Brazilian debt restructuring added 12 basis points to the adjusted margin in the second quarter of 1994.

A breakdown of average loans adjusted for credit card securitizations is presented in the following table.

- - ------------------------------------------------------------------------------
Average Loans
                                              For the Quarter Ended June 30
                                                 1994              1993
(Dollars in millions)                               Percent            Percent
- - ------------------------------------------------------------------------------
Commercial................................ $14,764     53%    $15,640     59%
Managed credit card receivables...........  10,541     37       8,619     32
Other consumer............................   2,741     10       2,510      9
                                           -------    ---     -------    ---
    Total................................. $28,046    100%    $26,769    100%
                                           =======    ===     =======    ===
- - ------------------------------------------------------------------------------

Average nonperforming assets totaled $237 million for the second quarter of 1994, a 39 percent reduction from the year-ago level of $389 million.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $43 million for the quarter. The commercial provision was a negative $14 million, principally reflecting recoveries resulting from the Brazilian debt restructuring. In the second quarter of 1993, the commercial provision was $24 million. The provision for consumer loans, primarily for credit cards, was $57 million for the 1994 second quarter, compared with $46 million a year ago. This increase was related primarily to reserve building for growth in the credit card portfolio.

The change in the allowance for credit losses is presented in the following table.

- - -------------------------------------------------------------------------------
                                    Three Months               Six Months
                                       Ended                      Ended
                                      June 30                    June 30
(Dollars in millions)            1994         1993          1994          1993
- - -------------------------------------------------------------------------------
Allowance for credit losses
  --beginning of period......    $710         $610          $683         $ 624
Provision for credit losses..
                                   43           70            93           135
Net charge-offs..............
                                  (34)         (32)          (67)         (106)
Other, transfers related to
  securitized receivables....     (38)         (21)          (28)          (26)
                                 ----         ----          ----          ----
Net change in allowance
  for credit losses..........     (29)          17            (2)            3
                                 ----         ----          ----          ----
Allowance for credit losses
  -- end of period...........    $681         $627          $681         $ 627
                                 ====         ====          ====          ====
  -- as a percentage of
     loans outstanding.......     2.9%         2.9%          2.9%          2.9%
  -- as a percentage of
     nonperforming loans.....     454%         170%          454%          170%
- - -------------------------------------------------------------------------------
Details of the Corporation's credit risk management and performance during the six months ended June 30, 1994, are presented in the Credit Risk Analysis section, beginning on page 15.

NONINTEREST INCOME

Noninterest income for the second quarter of 1994 decreased 15 percent to $428.8 million from the year-earlier level of $503.5 million. For the first six months of 1994, noninterest income totaled $930.7 million, down 6 percent from $994 million in 1993.

- - -------------------------------------------------------------------------------
                                    Three Months               Six Months
                                       Ended                      Ended
                                      June 30                    June 30
(In millions)                    1994         1993          1994          1993
- - -------------------------------------------------------------------------------
Combined trading account
  profits....................  $ 36.7       $ 91.6        $ 12.0        $146.1
Equity securities gains......     3.9         78.7         138.1         211.9
Investment securities gains..     0.6          0.2           1.1           0.2
                               ------       ------        ------        ------
  Market-driven revenues.....    41.2        170.5         151.2         358.2
Credit card fee revenue......   193.9        164.2         376.2         310.9
Service charges and
  commissions................   104.2        103.9         205.5         202.1
Fiduciary and investment
  management fees............    49.3         53.6         101.7         102.1
Net gains from accelerated
  disposition portfolio
  activities.................    21.5         10.0          31.5          10.0
Other........................    18.7          1.3          64.6          10.7
                               ------       ------        ------        ------
  Total......................  $428.8       $503.5        $930.7        $994.0
                               ======       ======        ======        ======
- - -------------------------------------------------------------------------------

Market-driven revenues include trading account profits, foreign exchange trading profits, and both equity and investment securities gains. Market-driven revenues for the second quarter of 1994 decreased to $41.2 million, compared with $170.5 million for the same period in 1993. Market-driven revenues were $151.2 million for the first six months of 1994, compared with $358.2 million for the same period in 1993.

Combined trading account profits were $36.7 million in the second quarter of 1994, compared with record profits of $91.6 million a year ago. For the first six months of 1994, combined trading account profits were $12.0 million, compared with $146.1 million a year ago. See the line-of-business discussion related to trading results on page 3 for further information.

Equity securities gains arise principally from the Corporation's venture capital and corporate finance activities, as well as from the sale of securities received in troubled-debt restructurings. The following table presents a breakdown of securities gains from these activities.

- - --------------------------------------------------------------------------------
                                               Three  Months       Six  Months
                                               Ended June 30      Ended June 30
(In millions)                                  1994     1993     1994      1993
- - --------------------------------------------------------------------------------
Venture capital............................    $2.4    $42.4    $121.0    $152.8
Corporate finance..........................     1.5     28.2      16.6      35.9
Debt restructuring.........................       -      8.1       0.5      23.2
                                               ----    -----    ------    ------
  Total equity securities gains............    $3.9    $78.7    $138.1    $211.9
                                               ====    =====    ======    ======
- - --------------------------------------------------------------------------------

The venture capital portfolio accounted for $121 million of the year-to-date gains, of which approximately 65 percent was related to the Corporation's investment in NEXTEL Communications, Inc., a telecommunications services company.

Adjusted for the effects of credit card securitization, credit card fee growth was 15 percent for the second quarter and 17 percent for the first six months of 1994. This revenue growth resulted from increased transaction volumes.

Service charges and commissions for the first six months of 1994 rose 2 percent from the year-earlier period to $205.5 million, resulting primarily from growth in product revenues.

Fiduciary and investment management fees for the second quarter of 1994 declined 8 percent from one year ago, to $49.3 million. The corporate shareholder services business generated $19.6 million of these revenues in the second quarter of 1994, compared with $23.0 million in the second quarter of 1993.

Other revenue in the first quarter of 1994 included a $34.5 million gain related to the sale of the Corporation's remaining interest in Brinson Holdings, Inc. to Brinson's management. Other revenue in the second quarter of 1993 was reduced by a $5 million charge that related to the early retirement of subordinated debt and a $4 million charge that represented losses related to partnership distributions on investments in the venture capital portfolio.

NONINTEREST EXPENSE

Operating expenses were $460.6 million for the second quarter of 1994, compared with $466.6 million a year ago. Second-quarter 1993 expenses included a $12.4 million charge for the accelerated amortization of certain acquired intangibles. Excluding special charges, operating expense in the second quarter was up only 1 percent from a year ago.

- - ---------------------------------------------------------------------------
                                               Three Months    Six Months
                                                  Ended           Ended
                                                 June 30         June 30
(In millions)                                 1994    1993    1994    1993
- - ---------------------------------------------------------------------------
Salaries and benefits....................... $212.9  $210.9  $420.3  $409.7
Occupancy expense of premises, net..........   35.7    36.0    70.5    75.0
Equipment rentals, depreciation and
  maintenance...............................   32.3    26.5    85.6    53.5
Amortization of intangible assets...........   17.0    31.5    35.2    50.3
Deposit insurance expense...................   10.8    14.2    21.5    28.4
Other.......................................  151.9   147.5   312.0   283.8
                                             ------  ------  ------  ------
      Total................................. $460.6  $466.6  $945.1  $900.7
                                             ======  ======  ======  ======
- - ---------------------------------------------------------------------------

In the 1994 second quarter, salaries and benefits increased $2.0 million, or 0.9 percent, from one year ago. For the first six months of 1994, salaries and benefits increased 3 percent from a year ago. The impact of higher staff levels, increased 401(k) contributions and reduced pension credits was partially offset by reduced incentive compensation accruals.

Equipment rentals, depreciation and maintenance grew 22 percent to $32.3 million in the second quarter of 1994, compared with $26.5 million a year ago. The increase reflects the expensing of personal computer equipment; previously, purchases of personal computers were capitalized and depreciated. Currently, most purchases of such equipment are being expensed. The first quarter of 1994 included a special charge of $24.5 million reflecting the reduction in the estimated useful life of certain personal computer equipment.

Other operating expense in the first six months of 1994 included $18.7 million of special corporate expense items that were primarily incurred in the first quarter; $3.0 million of similar charges were incurred a year ago. Excluding these charges, other operating expense rose 4 percent, mainly due to higher bankcard marketing and solicitation costs.

APPLICABLE INCOME TAXES

- - ---------------------------------------------------------------------------
                                               Three Months    Six Months
                                                  Ended           Ended
                                                 June 30         June 30
(Dollars in millions)                         1994    1993    1994    1993
- - ---------------------------------------------------------------------------
Income before income taxes.................. $258.0  $270.1  $556.0  $560.3
Applicable income taxes.....................   89.3   101.6   193.5   212.7
Effective tax rate..........................   34.6%   37.6%   34.8%   38.0%
- - ---------------------------------------------------------------------------

The decrease in the effective tax rate for the second quarter of 1994 as compared to a year ago is due to a favorable tax ruling in 1994 as well as the special intangible charge recorded in 1993. Tax expense for the first six months of 1994 also reflects a one-time tax benefit for the first quarter implementation of the final I.R.S. bad debt recapture regulations.

VENTURE CAPITAL ACTIVITIES

The Corporation's portfolio of venture capital investments is composed of publicly traded equity securities held directly, publicly traded equity securities held indirectly, and investments in private companies.

Venture Capital Portfolio

- - -------------------------------------------------------------------------------
June 30, 1994                 Investments        Investments
(In millions)                Held Directly      Held Indirectly         Total
- - -------------------------------------------------------------------------------
Publicly traded equity
 investments
   Gross value.............        $384                $ 559            $  943
   Discount................         (17)                (132)             (149)
                                   ----                -----            ------
      Fair value...........        $367                $ 427               794
                                   ====                =====
Investments in private
 companies.................                                                649
                                                                        ------
Total......................                                             $1,443
                                                                        ======
- - -------------------------------------------------------------------------------

Fair value accounting is used for this portfolio, which has significantly increased the volatility of the Corporation's reported earnings. The Corporation has instituted a program intended to reduce volatility relative to expected returns, through the use of equity derivatives and the sale of investments. As a material example, during the first quarter of 1994, the Corporation issued Debt Exchangeable for Common Stock ("DECS") related to
7.475 million shares of its holdings in NEXTEL Communications, Inc. The DECS transaction limits the Corporation's downside risk on this investment to the $271 million DECS proceeds and, at the same time, allows the Corporation to share in potential market appreciation. As of June 30, 1994, 58 percent of the $794 million in publicly traded investments was hedged under this program. Management intends to continue to use these and other techniques to hedge the price risk inherent in this portfolio.

The following table provides fair value and sale information for the portfolio for 1994.

Venture Capital Portfolio Activity

- - -------------------------------------------------------------------------------
                                             Publicly
                                              Traded      Private
(In millions)                                Companies   Companies        Total
- - -------------------------------------------------------------------------------
Fair value--December 31, 1993...........        $ 759        $698        $1,457

Additional investments..................           10          44            54

Appreciation (depreciation) recorded as
 equity securities gains (losses)(1)....          157          (2)          155

Sales proceeds (1)......................         (150)        (33)         (183)

Other (2)...............................           18         (58)          (40)
                                                -----        ----        ------
Fair value--June 30, 1994 (3)...........        $ 794        $649        $1,443
                                                =====        ====        ======
Unrealized appreciation (depreciation)
 at June 30, 1994.......................        $ 555        $ (2)       $  553
                                                =====        ====        ======
- - -------------------------------------------------------------------------------

(1) Net of transaction costs.
(2) Includes principal repayments, fund distributions and sales, and certain reclassifications.
(3) Publicly traded amount includes net unrealized gains of $35 million related to hedging instruments used to reduce the earnings volatility of the venture capital portfolio.


In addition to the $1.4 billion of investments in the venture capital portfolio, unfunded commitments totaled $256 million at June 30, 1994.

BALANCE SHEET ANALYSIS

ASSETS

The Corporation's assets totaled $64.1 billion at June 30, 1994, up from $52.6 billion at year-end 1993 and $50 billion at June 30, 1993.

In 1994, the Corporation prospectively adopted FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, which increased the Corporation's total assets and total liabilities. For more information regarding the impact on the Corporation's balance sheet, see Note 6 on page 26.

The Corporation believes that asset liquidity is the most effective way to manage overall liquidity. One measure of the Corporation's liquidity is the ratio of liquid assets to total assets for The First National Bank of Chicago and FCC National Bank. The short-term assets defined as liquid are deposit placements (due from banks--interest-bearing) and federal funds sold. During the first six months of 1994, the Corporation maintained an average liquid asset ratio of 20 percent. This ratio was well in excess of the 10 percent to 15 percent range targeted by the Corporation.

The Corporation continues to use credit card securitization as an effective tool for increasing liquidity and diversifying funding sources. Securitized credit cards totaled $5.6 billion at June 30, 1994, compared with $5.0 billion at year-end 1993 and $5.0 billion at June 30, 1993.

Loans increased $577 million from year-end 1993 and $2.1 billion from June 30, 1993. The increase from year-end 1993 was primarily due to an increase in commercial loans. The continued growth in credit card receivables significantly contributed to the year-to-year growth in loans.

LIABILITIES

The Corporation's total liabilities were $59.6 billion at June 30, 1994, up from $48.3 billion at year-end 1993 and $46.1 billion at June 30, 1993.

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

The Corporation increased the use of short-term bank notes in order to better match asset repricing and maturity characteristics. These notes increased $1.3 billion from year-end 1993 and $2.2 billion from a year ago. At the same time, the level of negotiable certificates of deposit declined by $257 million from year-end 1993 and $389 million from a year ago.

Long-term debt increased $204 million from year-end 1993 as a result of the issuance of $200 million of subordinated debt in January 1994. Long-term debt decreased $97 million from a year ago due to the redemption of $428 million of subordinated debt and $24 million of senior debt partially offset by the January 1994 issuance, as well as the issuance of $150 million of subordinated debt in the third quarter of 1993.

The Corporation's Statement of Cash Flows is presented on page 24.

CAPITAL

Stockholders' equity totaled $4.5 billion at June 30, 1994, up from $4.3 billion at December 31, 1993, and $3.9 billion at June 30, 1993.

Because of the Corporation's solid capital position, several important capital management steps were taken during the quarter: (1) the quarterly common stock dividend was increased to 50 cents a share, from 40 cents a share, (2) the common stock repurchase program was increased from 2.5 million shares to 7 million shares and (3) the Corporation announced that on July 1, 1994, its Preferred Stock, Series D, would be redeemed at a 3 percent premium. This action will reduce annual preferred stock dividend requirements by $15 million.

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

The Corporation's ratio of common equity to assets, net of its investment in FCCM, was 6.5 percent at June 30, 1994, 7.2 percent at year-end 1993 and 6.5 percent a year ago.

The following table shows the components of regulatory capital as defined by the banking regulators for risk-based capital and leverage ratio guidelines.

- - -----------------------------------------------------------------------------
Regulatory Capital                       June 30    December 31    June 30
  (In millions)                             1994           1993       1993
- - -----------------------------------------------------------------------------
Tier 1 capital
Common stockholders' equity.......        $3,763         $3,503     $3,018
Preferred stock...................           611(1)         761        869
Less: 50 percent of investment
        in FCCM...................          (129)           (69)       (70)
Less: Disallowed intangibles and
       other adjustments..........           (97)           (97)      (102)
                                          ------         ------     ------
  Tier 1 capital..................         4,148          4,098      3,715
                                          ------         ------     ------
Tier 2 capital
Allowance for credit losses (2)...           585            581        579
Qualifying long-term debt.........         1,820          1,682      1,777
 Less: 50 percent of investment
        in FCCM...................          (129)           (69)       (70)
                                          ------         ------     ------
  Tier 2 capital..................         2,276          2,194      2,286
                                          ------         ------     ------
          Total capital...........        $6,424         $6,292     $6,001
                                          ======         ======     ======
- - -----------------------------------------------------------------------------

(1) Excludes $150 million of Preferred Stock, Series D redeemed on July 1, 1994.
(2) Limited to 1.25 percent of risk-weighted assets.

The risk-based capital guidelines consider both balance-sheet and off-balance-sheet credit risk, while the leverage ratio is an ongoing tool to monitor capital in relation to total average assets.

The Corporation's Tier 1 and total risk-based capital ratios, as well as its leverage ratio, exceed the current regulatory minimum guidelines by a considerable margin. The Corporation intends to continue to build its capital resources in the current year primarily through internal capital generation and effective balance sheet management.

- - -------------------------------------------------------------------------------
Regulatory Capital Ratios
                                                                     Minimum
                             June 30      Dec. 31      June 30      Regulatory
                                1994         1993         1993     Requirements
- - -------------------------------------------------------------------------------
Risk-Based Capital Ratios
  Tier 1 capital...........      8.9%         8.8%         8.0%        4.0%
  Total capital............     13.8         13.6         13.0         8.0
Leverage Ratio.............      8.0          8.0          7.4         3.0
- - -------------------------------------------------------------------------------

As of June 30, 1994, the regulatory capital ratios for all of the Corporation's banking subsidiaries exceeded the minimum levels for well-capitalized institutions. To achieve well-capitalized status, a bank's Tier 1 and total capital ratios must be at least 6 percent and 10 percent, respectively. In addition, its leverage ratio must be at least 5 percent.


CREDIT RISK ANALYSIS
Summary

- - --------------------------------------------------------------------------------
Selected Statistical Information
                                   June 30  March 31  Dec. 31  Sept. 30  June 30
(Dollars in millions)                 1994      1994     1993      1993     1993
- - --------------------------------------------------------------------------------
At period-end:
  Loans outstanding............... $23,680   $23,782  $23,103   $21,969  $21,621
  Nonperforming loans (1).........     150       237      234       307      370
  Other real estate, net..........      31        43       43        44       45
  Nonperforming assets............     181       280      277       351      415
  Allowance for credit losses.....     681       710      683       637      627
  Nonperforming loans/
   loans outstanding..............     0.6%      1.0%     1.0%      1.4%    1.7%
  Nonperforming assets/loans
   outstanding and other
   real estate, net...............     0.8       1.2      1.2       1.6     1.9
  Allowance for credit losses/
   loans outstanding..............     2.9       3.0      3.0       2.9     2.9
  Allowance for credit losses/
   nonperforming loans............     454       300      292       208     170

For the quarter ended:
  Average loans outstanding....... $22,924   $22,460  $22,263   $21,588  $21,974
  Net charge-offs.................      34        33       39        37       32
  Net charge-offs/average loans(2)     0.6%      0.6%     0.7%      0.7%    0.6%
- - --------------------------------------------------------------------------------

(1) The Corporation's term loans to Brazil, having a net book value of $49 million, were exchanged during the second quarter of 1994 for securities having a market value of $81 million as part of Brazil's recent term debt restructuring. For additional information on this transaction, see page 6.

(2)  Annualized.

For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign office) and consumer (credit card and other nonbusiness credit to individuals) segments.

- - --------------------------------------------------------------------------------
Loan Composition               June 30   March 31   Dec. 31   Sept. 30   June 30
(In millions)                     1994       1994      1993       1993      1993
- - --------------------------------------------------------------------------------
Commercial Risk
  Domestic office
    Commercial...............  $ 7,148    $ 6,438   $ 6,007    $ 5,807   $ 6,536
    Commercial real estate
      Construction...........      284        302       315        384       386
      Other..................    2,106      2,050     2,094      2,106     2,054
    Financial institutions...    1,018      1,241     1,292      1,295     1,288
    Other....................    2,639      2,631     2,746      3,258     2,510
                               -------    -------   -------    -------   -------
      Total domestic.........   13,195     12,662    12,454     12,850    12,774
  Foreign office.............    2,153      2,578     1,975      2,030     2,225
                               -------    -------   -------    -------   -------
          Total commercial...   15,348     15,240    14,429     14,880    14,999
                               -------    -------   -------    -------   -------
Consumer Risk
  Credit cards...............    5,356      5,736     5,778      4,302     4,000
  Secured by real estate
    Mortgage.................    1,425      1,370     1,469      1,370     1,222
    Home equity..............      803        767       780        813       824
  Other......................      748        669       647        604       576
                               -------    -------   -------    -------   -------
          Total consumer.....    8,332      8,542     8,674      7,089     6,622
                               -------    -------   -------    -------   -------
          Total..............  $23,680    $23,782   $23,103    $21,969   $21,621
                               =======    =======   =======    =======   =======
- - --------------------------------------------------------------------------------

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

Potential losses associated with the commercial and consumer categories are estimated quarterly and are reflected in the allowance for credit losses. The underlying credit risk for both these categories of credit exposure is actively managed.

Using this framework, the following table presents an allocation of the allowance for credit losses for both categories of credit exposure.

- - -----------------------------------------------------------------------------------------
Allowance for Credit Losses
                                     Three Months Ended             Six Months Ended
                                        June 30, 1994                 June 30, 1994
                                 --------------------------------------------------------
(Dollars in millions)            Commercial  Consumer  Total  Commercial  Consumer  Total
- - -----------------------------------------------------------------------------------------
Balance--beginning of period...     $507       $203     $710     $488       $195     $683
Provision for credit losses....      (14)        57       43       (7)       100       93
Net (charge-offs)/recoveries...        9        (43)     (34)      21        (88)     (67)
Other, transfers related to
 securitized receivables.......        -        (38)     (38)       -        (28)     (28)
                                    ----       ----     ----     ----       ----     ----
Balance--end of period.........     $502       $179     $681     $502       $179     $681
                                    ====       ====     ====     ====       ====     ====
Allowance as a percentage
   of loans outstanding........      3.3%       2.1%     2.9%     3.3%       2.1%     2.9%
Allowance as a percentage
   of nonperforming loans......      335          -      454      335          -      454
- - -----------------------------------------------------------------------------------------

NONPERFORMING ASSETS

The following table shows the trend in nonperforming assets, as well as the level of nonperforming loans by portfolio segment.

- - ----------------------------------------------------------------------------------------------
Nonperforming Assets
                                                 June 30  March 31  Dec. 31  Sept. 30  June 30
(Dollars in millions)                              1994     1994      1993     1993     1993
- - ----------------------------------------------------------------------------------------------
Nonaccrual loans...............................    $146     $233      $230     $303     $366
Accrual renegotiated loans.....................       4        4         4        4        4
                                                   ----     ----      ----     ----     ----
    Total nonperforming loans..................    $150     $237      $234     $307     $370
                                                   ====     ====      ====     ====     ====
Nonperforming Loans
  Commercial real estate.......................    $ 72     $101      $108     $151     $190
  Troubled-country debtor......................       1       50        50       57       57
  Other........................................      77       86        76       99      123
                                                   ----     ----      ----     ----     ----
     Total nonperforming loans.................     150      237       234      307      370
                                                   ----     ----      ----     ----     ----
Other real estate, net
  Owned assets.................................      12       26        29       14       11
  In-substance foreclosed assets...............      19       17        14       30       34
                                                   ----     ----      ----     ----     ----
     Total other real estate, net..............      31       43        43       44       45
                                                   ----     ----      ----     ----     ----
     Total nonperforming assets................    $181     $280      $277     $351     $415
                                                   ====     ====      ====     ====     ====
Nonperforming assets as a percentage of loans
  outstanding and other  real estate net.......     0.8%     1.2%      1.2%     1.6%     1.9%
- - ----------------------------------------------------------------------------------------------

Loans 90 days or more past due and still accruing interest amounted to $54 million at June 30, 1994, compared with $63 million at December 31, 1993, and $200 million at June 30, 1993.

- - -----------------------------------------------------------------------------------------------
                                                Three Months Ended         Six Months Ended
                                                  June 30, 1994              June 30, 1994
                                             ------------------------  ------------------------
      Reconciliation of Changes in           Commercial                Commercial
           Nonperforming Loans                  Real                      Real
              (In millions)                    Estate    Other  Total    Estate    Other  Total
- - -----------------------------------------------------------------------------------------------
Nonperforming loans--beginning of period...     $101      $136  $237      $108     $126   $234
Loans placed on nonperforming status.......       10        11    21        19       44     63
Charge-offs................................      (12)       (2)  (14)      (14)     (12)   (26)
Transfers to other real estate.............       (4)       --    (4)      (11)      --    (11)
Transfers to accrual status................      (18)       (7)  (25)      (19)      (9)   (28)
Other:
   Impact of Brazilian debt restructuring..       --       (49)  (49)       --      (49)   (49)
   Principally payments....................       (5)      (11)  (16)      (11)     (22)   (33)
                                                ----      ----  ----      ----     ----   ----
Nonperforming loans--end of period.........     $ 72      $ 78  $150      $ 72     $ 78   $150
                                                ====      ====  ====      ====     ====   ====
- - -----------------------------------------------------------------------------------------------

CONSUMER RISK MANAGEMENT

Consumer loans consist of credit card receivables as well as home mortgage loans, home equity loans and other forms of installment credit. At June 30, 1994, consumer loans totaled $8.3 billion.

Total managed credit card receivables (i.e. those held in the portfolio and those sold to investors through securitization) were $11.0 billion at June 30, 1994, up 22 percent from a year earlier.

At June 30, 1994, the allowance for credit losses related to the consumer portfolio was $179 million, or 2.1 percent of loans. Comparable figures for December 31, 1993, were $195 million and 2.2 percent. Net charge-offs in the second quarter were $43 million, compared with $26 million in the second quarter of 1993.

- - -------------------------------------------------------------------------------------------------
Consumer Loans

                                       June 30     March 31     Dec. 31     Sept. 30     June 30
(In millions)                             1994         1994        1993         1993        1993
- - -------------------------------------------------------------------------------------------------
Credit card..........................  $ 5,356     $  5,736     $ 5,778     $  4,302     $ 4,000
Other consumer loans................     2,976        2,806       2,896        2,787       2,622
Securitized credit card receivables..    5,617        4,700       4,958        5,333       5,008
                                       -------      -------     -------      -------     -------
     Total...........................  $13,949      $13,242     $13,632      $12,422     $11,630
                                       =======      =======     =======      =======     =======
- - -------------------------------------------------------------------------------------------------

Average credit card receivables for the second quarter of 1994 grew 22 percent from the year-earlier quarter and 7 percent from the fourth quarter of 1993.

The net charge-off rate for the total average managed credit card portfolio was
3.8 percent in the second quarter of 1994. Charge-off rates for the remainder of the year are expected to be in line with second-quarter 1994 results.

- - ---------------------------------------------------------------------------------------------
Average Credit Card Receivables

                                                       For the Quarter Ended
                                         June 30    March 31   Dec. 31    Sept. 30    June 30
(Dollars in millions)                       1994        1994      1993        1993       1993
- - ---------------------------------------------------------------------------------------------
Credit card loans outstanding........    $ 5,435    $  5,473   $ 4,661    $  4,014    $ 4,116
Securitized credit card receivables..      5,106       4,848     5,203       5,170      4,503
                                         -------    --------   -------    --------    -------
     Total credit card receivables...    $10,541    $ 10,321   $ 9,864    $  9,184    $ 8,619
                                         =======    ========   =======    ========    =======
Total net charge-offs
  (including securitizations)........    $   100    $     91   $    88    $     81    $    84
                                         =======    ========   =======    ========    =======
 Net charge-offs/average total
  receivables (1)....................        3.8%        3.6%      3.5%        3.5%       3.9%
                                         =======    ========   =======    ========    =======
- - ---------------------------------------------------------------------------------------------

(1) Annualized.

COMMERCIAL RISK MANAGEMENT

Commercial loans totaled $15.3 billion at June 30, 1994, up 6.4 percent from December 31, 1993, and 2.3 percent from June 30, 1993.

During the second quarter, net recoveries in the commercial portfolio totaled $9 million. The provision for credit losses related to the commercial portfolio was a negative $14 million, and the quarter-end reserve of $502 million represented 3.3 percent of total commercial loans and 335 percent of nonperforming loans.

COMMERCIAL REAL ESTATE

Commercial real estate consists primarily of loans secured by real estate. In addition, this category includes certain loans that are not secured by real estate when 80 percent or more of the borrower's revenues are derived from real estate activities and the loans are not collateralized by cash or marketable securities.

- - -------------------------------------------------------------------------------
Commercial Real Estate Assets
                                      June 30 March 31 Dec. 31 Sept. 30 June 30
(Dollars in millions)                    1994     1994    1993     1993    1993
- - -------------------------------------------------------------------------------
Commercial real estate loans (1)...... $2,451   $2,416  $2,474   $2,563  $2,526
Nonperforming loans...................     72      101     108      151     190
Other real estate, net................     31       43      43       44      45
Nonperforming assets..................    103      144     151      195     235
Net charge-offs for the quarter.......     11        -       9       21       5
Nonperforming assets/loans outstanding
  and other real estate, net..........    4.1%     5.9%    6.0%     7.5%    9.1%
- - -------------------------------------------------------------------------------

(1)  Includes loans booked in foreign offices.

The following table presents loans secured by real estate identified by both geographic region and collateral type. Since real estate-related loans are not in all cases geographic- or property-specific, such loans are not included in the table below.

- - ----------------------------------------------------------------------------------------------------
Commercial Real Estate Assets
June 30, 1994 (Dollars in millions)
- - ----------------------------------------------------------------------------------------------------
                                                                 Industrial/
                               Office           Shopping  Land     Service
Geographic Region            Buildings  Hotels   Centers  Loans    Centers    Other   Total  Percent
- - ----------------------------------------------------------------------------------------------------
Chicago.....................      $241    $ 29      $150    $48      $623      $625  $1,716       77%
Southeast...................        45      18        43      -        12         5     123        5
Los Angeles.................        30      11        16      -        12        22      91        4
Other California............         3      31        21      -         6        21      82        4
Other Midwest...............        35       5        18      -        11         3      72        3
Arizona/Colorado/Texas......         4      15         -     26         1         -      46        2
Other.......................        23      59         9      -         2         8     101        5
                                  ----    ----      ----    ---      ----      ----  ------      ---
  Total loans secured by
    real estate.............      $381    $168      $257    $74      $667      $684  $2,231      100%
                                  ====    ====      ====    ===      ====      ====  ======      ===
- - ----------------------------------------------------------------------------------------------------
Nonperforming loans secured
  by real estate............       $10      $-        $2    $26       $15       $19     $72
Other real estate...........         -       1         5      2         7        16      31
- - ----------------------------------------------------------------------------------------------------

HIGHLY LEVERAGED TRANSACTIONS

The Corporation originates and syndicates highly leveraged transactions
(HLTs). Policies and procedures are maintained for the management and reporting of HLT exposure. The Corporation continues to disclose this exposure using the HLT definition previously established by federal banking regulatory agencies.

- - ------------------------------------------------------------------------------
HLT Credit Exposure

                             June 30   March 31   Dec. 31   Sept. 30   June 30
(In millions)                  1994      1994       1993      1993       1993
- - ------------------------------------------------------------------------------
Loans......................    $590      $650     $  711     $  871    $  834
Other credit exposure......     333       309        303        344       442
                               ----      ----     ------     ------    ------
Total HLT credit exposure..    $923      $959     $1,014     $1,215    $1,276
                               ====      ====     ======     ======    ======
- - ------------------------------------------------------------------------------

Credit exposure to communications and electronics-related industries represented the only significant HLT concentrations. These concentrations reflected approximately 27 and 12 percent, respectively, of HLT credit exposure at June 30, 1994.

During the second quarter of 1994, there were no charge-offs of HLT loans. HLT net charge-offs were $4 million in the second quarter of 1993. Nonperforming HLT loans totaled $1 million at June 30, 1994. At December 31, 1993, and June 30, 1993, nonperforming HLT loans were $1 million and $35 million, respectively.

The Corporation's venture capital subsidiaries have invested in companies that have substantially higher leverage than would normally exist in their industries. At June 30, 1994, this portfolio consisted of 38 HLT investments, with a carrying value of $396 million. At June 30, 1994, gross unrealized gains related to HLT investments totaled $85 million while gross unrealized losses were $67 million. The same portfolio at December 31, 1993, and June 30, 1993, totaled $397 million and $390 million, respectively. At
June 30, 1994, $2 million of unfunded commitments were related to the HLT segment of the venture capital portfolio.

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

- - ----------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30    December 31    June 30
- - ----------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                         1994           1993       1993
- - ----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks--noninterest-bearing...........................................    $ 3,373        $ 3,916    $ 4,161
Due from banks--interest-bearing.......................................................      7,759          6,037      6,290
Federal funds sold and securities under resale agreements..............................     13,674          8,783      7,852
Trading account assets.................................................................      5,037          4,536      3,427
Investment securities (fair values--$2,255, $2,264, and $2,197, respectively)..........      2,254          2,256      2,185
Loans (net of unearned income--$263, $282, and $307, respectively).....................     23,680         23,103     21,621
  Less allowance for credit losses.....................................................        681            683        627
                                                                                           -------        -------    -------
  Loans, net...........................................................................     22,999         22,420     20,994
Premises and equipment.................................................................        639            635        602
Accrued income receivable..............................................................        444            407        366
Customers' acceptance liability........................................................        486            517        498
Derivative product assets..............................................................      6,086              -          -
Other assets...........................................................................      1,338          3,053      3,584
                                                                                           -------        -------    -------
          Total assets.................................................................    $64,089        $52,560    $49,959
                                                                                           =======        =======    =======

- - ----------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits
  Demand...............................................................................    $ 7,009        $ 8,184    $ 6,964
  Savings..............................................................................      7,401          7,541      7,545
  Time.................................................................................      4,321          4,925      5,063
  Foreign offices......................................................................      9,846          7,536      8,222
                                                                                           -------        -------    -------
          Total deposits...............................................................     28,577         28,186     27,794
Federal funds purchased and securities under repurchase agreements.....................     12,208          8,255      6,359
Other funds borrowed...................................................................      8,051          6,007      5,627
Long-term debt.........................................................................      2,269          2,065      2,366
Acceptances outstanding................................................................        486            517        498
Derivative product liabilities.........................................................      6,094              -          -
Other liabilities......................................................................      1,880          3,266      3,428
                                                                                           -------        -------    -------
          Total liabilities............................................................     59,565         48,296     46,072

- - ----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock........................................................................        761            761        869
Common stock--$5 par value.............................................................        434            434        417
  Number of shares authorized--150,000,000
  Number of shares issued--86,824,888, 86,715,812, and 83,369,073, respectively
  Number of shares outstanding--86,697,805, 86,398,605, and 83,217,811, respectively
Surplus................................................................................      1,721          1,724      1,617
Retained earnings......................................................................      1,616          1,358        989
Other adjustments......................................................................         (2)             -          -
                                                                                           -------        -------    -------
          Total........................................................................      4,530          4,277      3,892
Less treasury stock at cost, 127,083, 317,207, and 151,262 shares, respectively........          6             13          5
                                                                                           -------        -------    -------
          Stockholders' equity.........................................................      4,524          4,264      3,887
                                                                                           -------        -------    -------
          Total liabilities and stockholders' equity...................................    $64,089        $52,560    $49,959
                                                                                           =======        =======    =======

- - ----------------------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

- - -------------------------------------------------------------------------------
                                       Three Months             Six Months
                                          Ended                    Ended
                                         June 30                  June 30
- - -------------------------------------------------------------------------------
(In millions, except
 per share data)                   1994        1993         1994         1993
- - -------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans....     $470.3      $416.3     $  907.9     $  839.1
Interest on bank balances.....       82.5        75.9        157.5        154.7
Interest on federal funds
  sold and securities under
  resale agreements...........      133.7        82.0        224.7        166.6
Interest on trading account
  assets......................       56.7        55.7        115.8        106.4
Interest on investment
  securities (including
  dividends)..................       14.6        18.6         30.5         40.9
                                   ------      ------     --------     --------
          Total...............      757.8       648.5      1,436.4      1,307.7
- - -------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits..........      182.9       160.6        336.8        331.6
Interest on federal funds
  purchased and securities
  under repurchase
  agreements..................      110.0        71.6        191.8        152.8
Interest on other funds
  borrowed....................       90.8        76.9        162.2        152.2
Interest on long-term debt....       41.3        36.2         82.2         69.1
                                   ------      ------     --------     --------
          Total...............      425.0       345.3        773.0        705.7
- - -------------------------------------------------------------------------------
NET INTEREST INCOME...........      332.8       303.2        663.4        602.0
Provision for credit losses...       43.0        70.0         93.0        135.0
                                   ------      ------     --------     --------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES.      289.8       233.2        570.4        467.0
- - -------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits......       36.7        91.6         12.0        146.1
Equity securities gains.......        3.9        78.7        138.1        211.9
Investment securities gains...        0.6         0.2          1.1          0.2
                                   ------      ------     --------     --------
  Market-driven revenue.......       41.2       170.5        151.2        358.2
Credit card fee revenue.......      193.9       164.2        376.2        310.9
Service charges and
  commissions.................      104.2       103.9        205.5        202.1
Fiduciary and investment
  management fees.............       49.3        53.6        101.7        102.1
Other income..................       40.2        11.3         96.1         20.7
                                   ------      ------     --------     --------
          Total...............      428.8       503.5        930.7        994.0
- - -------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee
  benefits....................      212.9       210.9        420.3        409.7
Occupancy expense of premises,
  net.........................       35.7        36.0         70.5         75.0
Equipment rentals,
  depreciation and
  maintenance.................       32.3        26.5         85.6         53.5
Other expense.................      179.7       193.2        368.7        362.5
                                   ------      ------     --------     --------
          Total...............      460.6       466.6        945.1        900.7
- - -------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES....      258.0       270.1        556.0        560.3
Applicable income taxes.......       89.3       101.6        193.5        212.7
                                   ------      ------     --------     --------
NET INCOME....................     $168.7      $168.5     $  362.5     $  347.6
                                   ------      ------     --------     --------
NET INCOME ATTRIBUTABLE TO
  COMMON STOCKHOLDERS' EQUITY.     $150.4      $152.7     $  330.4     $  318.2
                                   ======      ======     ========     ========
- - -------------------------------------------------------------------------------
EARNINGS PER SHARE
  NET INCOME-PRIMARY..........      $1.71       $1.81        $3.76        $3.78
  NET INCOME-FULLY DILUTED....      $1.67       $1.72        $3.67        $3.64
- - -------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES TO STOCKHOLDERS' EQUITY

- - -----------------------------------------------------------------
Six Months Ended June 30 (In millions)              1994    1993
- - -----------------------------------------------------------------
Stockholders' Equity
Balance, beginning of period...................   $4,264   $3,401
  Net income...................................      363      348
  Issuance of common stock.....................        5       27
  Issuance of preferred stock..................        -      196
  Issuance of treasury stock...................       19       (4)
  Treasury stock purchases.....................      (16)       -
  Other........................................       (2)      (2)
                                                  ------   ------
                                                   4,633    3,966
  Cash dividends declared on preferred stock...      (32)     (30)
  Cash dividends declared on common stock......      (77)     (49)
                                                  ------   ------

                                    1994   1993
- - -----------------------------------------------
  Rate per common share for period $0.90  $0.60
- - -----------------------------------------------
Balance, end of period.........................   $4,524   $3,887
                                                  ======   ======
- - -----------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

- - -----------------------------------------------------------------------------------------------
Six Months Ended June 30 (In millions)                                         1994      1993
- - -----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income................................................................  $     363  $    348
Adjustments to reconcile net income to net cash provided by
 operating activities
  Depreciation and amortization...........................................         89        99
  Provision for credit losses.............................................         93       135
  Equity securities gains.................................................       (138)     (212)
  Net decrease in net derivative product balances.........................        244         -
  Net (increase) in trading account assets................................       (501)     (115)
  Net (increase) in accrued income receivable.............................        (37)      (10)
  Net decrease in other assets............................................        226       385
  Interest income from Brazilian debt restructuring.......................        (14)        -
  Other noncash adjustments...............................................       (125)       21
                                                                            ---------  --------
  Total adjustments.......................................................       (163)      303
                                                                            ---------  --------
Net cash provided by operating activities.................................        200       651
- - -----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold and securities under resale agreements.     (4,891)     (960)
Purchases of investment securities........................................          -    (1,900)
Purchase of investment securities--available for sale.....................       (548)        -
Purchase of debt investment securities--held to maturity..................       (100)        -
Purchase of equity securities--venture capital............................        (55)        -
Proceeds from maturities of debt securities...............................          -     1,925
Proceeds from maturities of debt securities--available for sale...........        630         -
Proceeds from maturities of debt securities--held to maturity.............         30         -
Proceeds from sales of debt securities....................................          -         2
Proceeds from sales of debt securities--available for sale................         27         -
Proceeds from sales of equity securities..................................          -       401
Proceeds from sales of equity securities--available for sale..............          1         -
Proceeds from sales of equity securities--venture capital.................        231         -
Net (increase) in credit card receivables.................................       (677)   (1,073)
Credit card receivables securitized.......................................      1,000     1,000
Net (increase) decrease in loans of bank subsidiaries.....................     (1,134)    1,068
Loans made to customers and purchased from others by nonbank
 subsidiaries.............................................................       (430)     (191)
Principal collected on and proceeds from sale of loans by nonbank
 subsidiaries.............................................................        446       138
Loan recoveries...........................................................         44        48
Purchases of premises and equipment.......................................        (94)      (78)
Proceeds from sales of premises and equipment.............................         23        21
Net cash and cash equivalents due to acquisitions.........................         (4)        -
                                                                            ---------  --------
Net cash provided by (used in) investing activities.......................     (5,501)      401
- - -----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand and savings deposits...............................     (1,340)     (684)
Net decrease in time deposits.............................................       (616)   (1,199)
Net increase in deposits in foreign offices...............................      2,086        22
Net increase (decrease) in federal funds purchased and securities under
 repurchase agreements....................................................      3,953      (603)
Proceeds from other funds borrowed........................................    116,917    41,309
Repayment of other funds borrowed.........................................   (114,852)  (39,852)
Proceeds from issuance of long-term debt..................................        202       667
Repayment of long-term debt...............................................         (7)      (10)
Net increase (decrease) in other liabilities..............................        (31)      363
Dividends paid............................................................        (97)      (75)
Proceeds from issuance of common stock....................................          5        30
Proceeds from issuance of preferred stock.................................          -       196
Payment for purchase of treasury stock....................................        (16)        -
Proceeds from reissuance of treasury stock................................          8         -
                                                                            ---------  --------
Net cash provided by financing activities.................................      6,212       164
- - -----------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS..............        268      (103)
- - -----------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................................      1,179     1,113
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................      9,953     9,338
                                                                            ---------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................  $  11,132  $ 10,451
                                                                            =========  ========
- - -----------------------------------------------------------------------------------------------

See Note 7 on page 27.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Although the interim amounts are unaudited, they do reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods. All such adjustments are of a normal, recurring nature. Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, fiscal policy and monetary policy, and because the results for the venture capital and trading portfolios are largely market-driven, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.


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

- - -------------------------------------------------------------------------------
                                                                Six Months
                                                                   Ended
(In millions)                                                     June 30
                                                            1994           1993
- - -------------------------------------------------------------------------------
PRIMARY
  Net income..........................................    $362.5         $347.6
  Preferred stock dividends (1).......................      32.1           29.4
                                                          ------         ------
  Net income attributable to common
    Stockholders' equity..............................    $330.4         $318.2
                                                          ======         ======
  Average number of common and
    common-equivalent shares..........................      87.9           84.1
                                                            ====           ====
FULLY DILUTED
  Net income..........................................    $362.5         $347.6
  Preferred stock dividends, excluding
    convertible Series A and B, where applicable (1)..      26.3           21.8
                                                          ------         ------
  Fully diluted net income............................    $336.2         $325.8
                                                          ======         ======
  Average number of shares,
    assuming full dilution............................      91.7           89.5
                                                            ====           ====
- - -------------------------------------------------------------------------------

(1) As of June 30, 1994, includes $4.5 million of additional preferred dividends, which represent a 3 percent premium over the $150 million par value of the Corporation's Preferred Stock, Series D, that was redeemed on July 1, 1994.

Note 3

At June 30, 1994, credit card receivables aggregated $5.4 billion. These receivables are available for sale at face value through credit card securitization programs.

Note 4
- - ------

The reserve for credit losses related to securitized credit card receivables is included in other assets on the Corporation's consolidated balance sheet to the extent that the reserve offsets the receivables due from the securitization trust. Any remaining reserve balance is included in other liabilities. This reserve totaled $234 million at June 30, 1994, compared with $196 million at year-end 1993 and $193 million a year ago.

Note 5
- - ------

Included in other assets on the Corporation's consolidated balance sheet are accelerated disposition portfolio assets of $58 million at June 30, 1994, compared with $107 million at year-end 1993 and $355 million a year ago. These assets are carried at the lower of the initially established carrying value or their estimated disposition value.

Of these assets, $42 million were nonperforming at June 30, 1994, compared with $87 million at year-end 1993 and $192 million a year ago.


Note 6
- - ------

Offsetting of Amounts Related to Certain Contracts
- - --------------------------------------------------

In 1994, the Corporation prospectively adopted FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. This interpretation is applicable to the balance sheet presentation of derivative financial instruments. These derivatives include interest rate, currency, commodity and equity swaps, forwards, options, caps, floors, collars, forward rate agreements, and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts.

In general, purchased option, cap and floor contracts are reported in derivative product assets, and written option, cap and floor contracts are reported in derivative product liabilities. For other derivative financial instruments, an unrealized gain is reported in derivative product assets and an unrealized loss is reported in derivative product liabilities. Previously, the Corporation reported certain unrealized gains and unrealized losses on a net basis.

Derivative financial instruments executed with the same counterparty under a legally enforceable master netting arrangement are reported on a net basis as derivative product assets or liabilities depending on whether they are a net asset or liability.

At December 31, 1993, the fair value of currency options purchased totaled $536 million, while the fair value of currency options written totaled
$501 million. At June 30, 1993, the fair value of currency options purchased totaled $617 million, while the fair value of currency options written totaled $499 million. These amounts are recorded in other assets and other liabilities, respectively.

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

Cash flows from derivative financial instruments are reported net as operating activities. Upon adopting FASB Interpretation No. 39 on January 1, 1994, a noncash transfer of balances attributable to derivative financial instruments on December 31, 1993, was made. Transfers to net derivative product balances of $573 million, $941 million and $1.3 billion were made from other assets, accrued income receivable and other liabilities, respectively, for purposes of reporting the Consolidated Statement of Cash Flows.

Loans of $11 million and $30 million were transferred to other real estate in the first six months of 1994 and 1993, respectively.

The Corporation's term loans to Brazil, having a net book value of $49 million were exchanged for securities having a fair market value of $81 million as part of Brazil's recent term debt restructuring. For additional information on this transaction, see page 6.

Note 8
- - ------

The ratio of income to fixed charges for the six months ended June 30, 1994, excluding interest on deposits was 2.2x, and including interest on deposits was 1.7x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.

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

Note 10
- - -------

In November 1993, the Corporation and Lake Shore Bancorp., Inc. (Lake Shore) signed a definitive agreement providing for the merger of Lake Shore into the Corporation. Lake Shore, with approximately $1.2 billion in assets and capital of approximately $124 million as of July 8, 1994, had seven locations in the Chicago metropolitan area. It was the holding company for Lake Shore National Bank, Chicago, Illinois, and Bank of Hinsdale, Hinsdale, Illinois.

The combination was consummated on July 8, 1994. Consideration tendered for Lake Shore shares and stock options approximates $323 million, which consists of approximately 6.4 million common shares of the Corporation. The agreement provided that each share or share equivalent of Lake Shore common stock be exchanged for the Corporation's common stock valued at $31.08. The exchange ratio was based on the average closing price of the Corporation's common stock during a 20-day trading period beginning on June 7, 1994, and ending on July 5, 1994, with a minimum price of $37 and a maximum of $53 per share. The average closing price of the Corporation's common stock during the 20-day trading period was $50.406 per share.

The combination will be accounted for on a pooling-of-interest basis; however, because the transaction is not considered material, the Corporation will not restate either 1994 or prior year financial data.

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
- - --------------------------------------------------------------------------------
INVESTMENT SECURITIES

Investment securities included in the consolidated balance sheet as of June 30, 1994, were as follows:

- - --------------------------------------------------------------------------------
                                     Book   Cost  Unrealized  Unrealized    Fair
(In millions)                       Value  Basis       Gains      Losses   Value
- - --------------------------------------------------------------------------------
U.S. government and federal agency
    Held to maturity.............. $  267 $  267        $  -        $  4  $  263
    Available for sale............    246    246           -           -     246
                                   ------ ------        ----        ----  ------
  Total...........................    513    513           -           4     509

States and political subdivisions
    Held to maturity..............    135    135           5           -     140
    Available for sale............      -      -           -           -       -
                                   ------ ------        ----        ----  ------
  Total...........................    135    135           5           -     140

Other securities
  Bonds, notes and debentures
    Held to maturity..............      4      4           -           -       4
    Available for sale............     63     66           -           3      63
                                   ------ ------        ----        ----  ------
  Total...........................     67     70           -           3      67

  Equity securities (1)
    Venture capital...............  1,404    886         623         105   1,404
    Available for sale (2)........    135    135           -           -     135
                                   ------ ------        ----        ----  ------
  Total...........................  1,539  1,021         623         105   1,539

Total investment securities....... $2,254 $1,739        $628        $112  $2,255
                                   ====== ======        ====        ====  ======
- - --------------------------------------------------------------------------------

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

- - ---------------------------------------------------------------------------------------------------------------------------------
                                       Three Months Ended June 30, 1994                  Three Months Ended June 30, 1993
                               ---------------------------------------------       ----------------------------------------------
                                                Credit Card                                         Credit Card
(In millions)                  Reported       Securitizations       Adjusted        Reported       Securitizations       Adjusted
- - ---------------------------------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis..        $   339           $  127            $   466          $   312           $  109            $   421
Provision for credit
  losses................             43               62                105               70               58                128
Noninterest income......            429              (65)               364              504              (51)               453
Noninterest expense.....            461                -                461              467                -                467
Net income..............            169                -                169              169                -                169
Assets--quarter-end.....        $64,089           $5,617            $69,706          $49,959           $5,008            $54,967
      --average.........         60,490            5,106             65,596           56,951            4,503             61,454
- - ---------------------------------------------------------------------------------------------------------------------------------

- - ---------------------------------------------------------------------------------------------------------------------------------
                                       Six Months Ended June 30, 1994                     Six Months Ended June 30, 1993
                               ---------------------------------------------       ----------------------------------------------
                                                Credit Card                                         Credit Card
(In millions)                  Reported       Securitizations       Adjusted        Reported       Securitizations       Adjusted
- - ---------------------------------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis..        $   674           $  250            $   924          $   617           $  212            $   829
Provision for credit
  losses................             93              118                211              135              111                246
Noninterest income......            931             (132)               799              994             (101)               893
Noninterest expense.....            945                -                945              901                -                901
Net income..............            363                -                363              348                -                348
Assets--quarter-end.....        $64,089           $5,617            $69,706          $49,959           $5,008            $54,967
      --average.........         60,982            4,977             65,959           56,389            4,492             60,881
- - ---------------------------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

- - -----------------------------------------------------------------------------------------------------
(In millions)                                  June 30   March 31  December 31  September 30  June 30
                                                  1994       1994         1993          1993     1993
- - -----------------------------------------------------------------------------------------------------
Balance, beginning of quarter
  Commercial..................................    $507       $488         $490          $487     $469
  Consumer....................................     203        195          147           140      141
                                                  ----       ----         ----          ----     ----
      Total balance, beginning of quarter.....     710        683          637           627      610
- - -----------------------------------------------------------------------------------------------------
Provision for credit losses
  Commercial..................................     (14)         7            8            19       24
  Consumer....................................      57         43           62            46       46
                                                  ----       ----         ----          ----     ----
      Total provision for credit losses.......      43         50           70            65       70
- - -----------------------------------------------------------------------------------------------------
Charge-offs
  Commercial
    Domestic
      Commercial..............................      2           6            5           3          8
      Real estate.............................     12           2           10          21          6
      Other...................................      -           1            1           1          -
    Foreign, including TCD....................      -           3            8           -          -
  Consumer
    Credit card...............................     49          50           39          33         39
    Other.....................................      2           2            3           1          1
                                                 ----        ----         ----        ----       ----
      Total charge-offs.......................     65          64           66          59         54
- - -----------------------------------------------------------------------------------------------------
Recoveries
  Commercial
    Domestic
      Commercial..............................      3           3            3           2          5
      Real estate.............................      1           2            1           -          1
      Other...................................      1           5            3           2          1
    Foreign, including TCD....................     18          14            7           5          1
  Consumer
    Credit card...............................      7           7           13          13         13
    Other.....................................      1           -            -           -          1
                                                 ----        ----         ----        ----       ----
      Total recoveries........................     31          31           27          22         22
- - -----------------------------------------------------------------------------------------------------
Net charge-offs/(recoveries)
  Commercial..................................     (9)        (12)          10          16          6
  Consumer....................................     43          45           29          21         26
                                                 ----        ----         ----        ----       ----
Total net charge-offs/(recoveries)............     34          33           39          37         32
- - -----------------------------------------------------------------------------------------------------
Other
  Commercial..................................      -           -            -           -          -
  Consumer....................................    (38)         10           15         (18)       (21)
                                                 ----        ----         ----        ----       ----
      Total...................................    (38)         10           15         (18)       (21)
- - -----------------------------------------------------------------------------------------------------
Balance, end of quarter
  Commercial..................................    502         507          488         490        487
  Consumer....................................    179         203          195         147        140
                                                 ----        ----         ----        ----       ----
      Total balance, end of quarter...........   $681        $710         $683        $637       $627
                                                 ====        ====         ====        ====       ====
- - -----------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

- - ----------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
- - ----------------------------------------------------------------------------------------------------------------------
(Three Months Ended)                                                 June 30, 1994                 March 31, 1994
- - ----------------------------------------------------------------------------------------------------------------------
(Income and rates on a tax-equivalent basis)                 Average             Average   Average             Average
(Dollars in millions)                                        Balance  Interest      Rate   Balance   Interest     Rate
- - ----------------------------------------------------------------------------------------------------------------------
Assets
Due from banks--interest-bearing (A)........................ $ 7,556    $ 82.5      4.38%  $ 7,974    $ 75.0      3.81%
Federal funds sold and securities under resale agreements...  13,287     133.7      4.04    11,744      91.0      3.14
Trading account assets......................................   4,342      56.9      5.26     4,672      59.5      5.16
Investment securities
  U.S. government and federal agency........................     518       5.6      4.34       793       7.4      3.78
  States and political subdivisions.........................     141       3.2      9.10       150       3.3      8.92
  Other.....................................................   1,680       8.6      2.05     1,667       6.8      1.65
- - ----------------------------------------------------------------------------------------------------------------------
  Total investment securities...............................   2,339      17.4      2.98     2,610      17.5      2.72

Loans (B)(C)
  Domestic offices..........................................  21,166     428.9      8.41    20,639     414.3      8.43
  Foreign offices...........................................   1,774      44.3     10.02     1,849      26.2      5.75
- - ----------------------------------------------------------------------------------------------------------------------
Total loans.................................................  22,940     473.2      8.54    22,488     440.5      8.20
- - ----------------------------------------------------------------------------------------------------------------------
    Total earning assets (D)................................  50,464     763.7      6.07    49,488     683.5      5.60
Cash and due from banks--noninterest-bearing................   4,222                         4,257
Allowance for credit losses.................................    (711)                         (693)
Other assets................................................   6,515                         8,423
- - ----------------------------------------------------------------------------------------------------------------------

Total assets................................................ $60,490                       $61,475
                                                             =======                       =======
- - ----------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings................................................... $ 8,018    $ 44.9      2.25%  $ 8,100    $ 41.3      2.07%
  Time......................................................   4,435      34.2      3.09     4,748      29.6      2.53
  Foreign offices (E).......................................   9,553     103.8      4.36     9,343      83.0      3.60
- - ----------------------------------------------------------------------------------------------------------------------
    Total deposits--interest-bearing........................  22,006     182.9      3.33    22,191     153.9      2.81
Federal funds purchased and securities under repurchase
  agreements................................................  11,140     110.0      3.96    10,683      81.8      3.11
Other funds borrowed........................................   8,146      90.8      4.47     7,273      71.4      3.98
Long-term debt..............................................   2,267      41.3      7.31     2,211      40.9      7.50
- - ----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities........................  43,559     425.0      3.91    42,358     348.0      3.33
Demand deposits.............................................   7,003                         7,175
Other liabilities...........................................   5,504                         7,561
Preferred stock.............................................     761                           761
Common stockholders' equity.................................   3,663                         3,620
- - ----------------------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity.............. $60,490                       $61,475
                                                             =======                       =======
Interest income/earning assets..............................            $763.7      6.07%             $683.5      5.60%
Interest expense/earning assets.............................             425.0      3.38               348.0      2.85
- - ----------------------------------------------------------------------------------------------------------------------
Net interest margin.........................................            $338.7      2.69%             $335.5      2.75%
                                                                        ======     =====              ======      ====

 (A)  Principally balances in overseas offices.
 (B) Rates are calculated on average lease-financing receivables balances reduced by deferred liability for taxes.
 (C) Nonperforming loans are included in average balances used to determine rates.
 (D) Includes a tax-equivalent adjustment based on the current federal income tax rate. The tax-equivalent adjustment for the third quarter of 1993 reflects the year-to-date impact of the increase in the federal tax rate to 35%, including the required revaluation of the leveraged lease portfolio. The tax-equivalent adjustment for the three months ended
      June 30, 1994, was $5.9 million, compared with $4.9 million, $6.2 million, $17.5 million and $8.3 million for the three months ended March 31, 1994, December 31, 1993, September 30, 1993, and June 30, 1993.
 (E) Includes International Banking Facilities deposit balances in domestic offices and balances of Edge Act and overseas offices.



    ---------------------------------------------------------------------------------------
         December 31, 1993             September 30, 1993              June 30, 1993
    ---------------------------------------------------------------------------------------
    Average             Average   Average             Average   Average             Average
    Balance  Interest      Rate   Balance  Interest      Rate   Balance  Interest      Rate
    ---------------------------------------------------------------------------------------

    $ 7,219    $ 70.0      3.85%  $ 7,582    $ 73.3      3.84%  $ 7,582    $ 75.9      4.02%
     12,171      89.6      2.92    11,610      88.6      3.03    11,324      82.0      2.90
      4,595      56.8      4.90     5,152      59.7      4.60     4,999      56.2      4.51

        810       6.8      3.33       618       6.8      4.37       947       9.6      4.07
        180       4.0      8.82       211       4.9      9.21       234       5.3      9.08
      1,622       7.9      1.93     1,458       5.3      1.44     1,397       7.9      2.27
    ---------------------------------------------------------------------------------------
      2,612      18.7      2.84     2,287      17.0      2.95     2,578      22.8      3.55


     20,426     392.3      7.89    19,735     394.2      8.16    20,172     386.9      7.89
      1,954      26.5      5.38     2,037      53.4     10.40     2,094      33.0      6.32
    ---------------------------------------------------------------------------------------
     22,380     418.8      7.67    21,772     447.6      8.38    22,266     419.9      7.74
    ---------------------------------------------------------------------------------------
     48,977     653.9      5.30    48,403     686.2      5.62    48,749     656.8      5.40
      4,128                         3,885                         3,745
       (654)                         (619)                         (611)
      5,257                         5,263                         5,068
    ---------------------------------------------------------------------------------------

    $57,708                       $56,932                       $56,951
    =======                       =======                       =======
    ---------------------------------------------------------------------------------------


    $ 7,952    $ 40.6      2.03%  $ 8,296    $ 40.7      1.95%  $ 8,569   $  40.7      1.91%
      5,004      37.4      2.97     4,988      32.3      2.57     5,343      35.0      2.63
      8,714      78.7      3.58     9,113      82.8      3.60     9,303      84.9      3.66
    ---------------------------------------------------------------------------------------
     21,670     156.7      2.87    22,397     155.8      2.76    23,215     160.6      2.77

     10,798      81.1      2.98     9,800      74.2      3.00     9,371      71.6      3.06
      7,020      70.2      3.97     7,238      73.4      4.02     7,780      76.9      3.96
      2,088      39.0      7.41     2,255      42.2      7.42     2,026      36.2      7.17
    ---------------------------------------------------------------------------------------
     41,576     347.0      3.31    41,690     345.6      3.29    42,392     345.3      3.27
      7,405                         6,946                         6,847
      4,515                         4,292                         3,906
        761                           827                           869
      3,451                         3,177                         2,937
    ---------------------------------------------------------------------------------------

    $57,708                       $56,932                       $56,951
    =======                       =======                       =======
               $653.9      5.30%             $686.2      5.62%             $656.8      5.40%
                347.0      2.81               345.6      2.83               345.3      2.84
    ---------------------------------------------------------------------------------------

               $306.9      2.49%             $340.6      2.79%             $311.5      2.56%
               ======      ====              ======      ====              ======      ====

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
- - --------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
- - --------------------------------------------------------------------------------------------------------------------
(Six Months Ended June 30)                                                1994                       1993
- - --------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                    Average            Average  Average            Average
(Dollars in millions)                                         Balance   Interest  Rate    Balance  Interest   Rate
- - --------------------------------------------------------------------------------------------------------------------
Assets
Due from banks--interest bearing (A)........................  $ 7,765  $  157.5   4.09%   $ 7,482  $  154.7   4.17%
Federal funds sold and securities under resale agreements...   12,516     224.7   3.62     11,287     166.6   2.98
Trading account assets......................................    4,507     116.4   5.21      4,585     107.2   4.71
Investment securities
  U.S. government and federal agency........................      655      13.0   4.00        735      16.1   4.42
  States and political subdivisions.........................      146       6.5   8.98        237      10.8   9.19
  Other.....................................................    1,673      15.4   1.86      1,534      20.6   2.71
- - --------------------------------------------------------------------------------------------------------------------
  Total investment securities...............................    2,474      34.9   2.84      2,506      47.5   3.82
Loans (B)(C)
  Domestic offices..........................................   20,904     843.2   8.42     20,355     780.8   7.93
  Foreign offices...........................................    1,810      70.5   7.85      2,129      65.4   6.19
- - --------------------------------------------------------------------------------------------------------------------
Total loans.................................................   22,714     913.7   8.37     22,484     846.2   7.76
- - --------------------------------------------------------------------------------------------------------------------
    Total earning assets (D)................................   49,976   1,447.2   5.84%    48,344   1,322.2   5.51%
Cash and due from banks--noninterest bearing................    4,240                       3,619
Allowance for credit losses.................................     (702)                       (624)
Other assets................................................    7,468                       5,050
- - --------------------------------------------------------------------------------------------------------------------
Total assets................................................  $60,982                     $56,389
                                                              =======                     =======
- - --------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest bearing
  Savings...................................................  $ 8,059  $   86.2   2.16%   $ 8,062  $   81.5    2.04%
  Time......................................................    4,592      63.8   2.80      5,806      74.2    2.58
  Foreign offices (E).......................................    9,448     186.8   3.99      9,493     175.9    3.74
- - --------------------------------------------------------------------------------------------------------------------
    Total deposits--interest bearing........................   22,099     336.8   3.07     23,361     331.6    2.86
Federal funds purchased and securities under repurchase
  agreements................................................   10,912     191.8   3.54      9,925     152.8    3.10
Other funds borrowed........................................    7,709     162.2   4.24      6,956     152.2    4.41
Long-term debt..............................................    2,239      82.2   7.40      1,943      69.1    7.17
- - --------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities........................   42,959     773.0   3.63     42,185     705.7    3.37
Demand deposits.............................................    7,089                       6,785
Other liabilities...........................................    6,532                       3,756
Preferred stock.............................................      761                         793
Common stockholders' equity.................................    3,641                       2,870
- - --------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity..............  $60,982                     $56,389
                                                              =======                     =======
Interest income/earning assets..............................           $1,447.2   5.84%            $1,322.2    5.51%
Interest expense/earning assets.............................              773.0   3.12                705.7    2.94
- - --------------------------------------------------------------------------------------------------------------------
Net interest margin.........................................           $  674.2   2.72%            $  616.5    2.57%
                                                                       ========   ====             ========    ====


  (A) Principally balances in overseas offices.

  (B) Rates are calculated on average lease-financing receivables balances reduced by deferred liability for taxes.

  (C) Nonperforming loans are included in average balances used to determine rates.

  (D) Includes tax-equivalent adjustments of $10.8 million based on 35% federal income tax rate and $14.5 million based on 34% federal income tax rate for the six months ended June 30, 1994 and 1993.

  (E) Includes International Banking Facilities deposit balances in domestic offices and balances of Edge Act and overseas offices.

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
FIVE-QUARTER CONSOLIDATED INCOME STATEMENT

- - ------------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                         June 30  March 31   Dec. 31  Sept. 30   June 30
(Dollars in millions, except per share data)                                1994      1994      1993      1993      1993
- - ------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans.............................................  $ 470.3   $ 437.6   $ 415.3   $ 433.0   $ 416.3
Interest on bank balances..............................................     82.5      75.0      70.0      73.3      75.9
Interest on federal funds sold and securities under resale agreements..    133.7      91.0      89.6      88.6      82.0
Interest on trading account assets.....................................     56.7      59.1      56.3      59.2      55.7
Interest on investment securities (including dividends)................     14.6      15.9      16.5      14.6      18.6
                                                                         -------   -------   -------   -------   -------
          Total........................................................    757.8     678.6     647.7     668.7     648.5
- - ------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits...................................................    182.9     153.9     156.7     155.8     160.6
Interest on federal funds purchased and securities under repurchase
 agreements............................................................    110.0      81.8      81.1      74.2      71.6
Interest on other funds borrowed.......................................     90.8      71.4      70.2      73.4      76.9
Interest on long-term debt.............................................     41.3      40.9      39.0      42.2      36.2
                                                                         -------   -------   -------   -------   -------
          Total........................................................    425.0     348.0     347.0     345.6     345.3
- - ------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME....................................................    332.8     330.6     300.7     323.1     303.2
Provision for credit losses............................................     43.0      50.0      70.0      65.0      70.0
                                                                         -------   -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES..................    289.8     280.6     230.7     258.1     233.2
- - ------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits (losses)......................................     36.7     (24.7)     61.2      77.3      91.6
Equity securities gains................................................      3.9     134.2      40.1     228.2      78.7
Investment securities gains (losses)...................................      0.6       0.5       0.9      (0.8)      0.2
                                                                         -------   -------   -------   -------   -------
     Market-driven revenue.............................................     41.2     110.0     102.2     304.7     170.5
Credit card fee revenue................................................    193.9     182.3     196.6     186.7     164.2
Service charges and commissions........................................    104.2     101.3     122.4     108.0     103.9
Fiduciary and investment management fees...............................     49.3      52.4      50.7      47.9      53.6
Other income...........................................................     40.2      55.9      51.1      38.1      11.3
                                                                         -------   -------   -------   -------   -------
          Total........................................................    428.8     501.9     523.0     685.4     503.5
- - ------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits.........................................    212.9     207.4     226.5     217.7     210.9
Occupancy expense of premises, net.....................................     35.7      34.8      35.7      37.0      36.0
Equipment rentals, depreciation and maintenance........................     32.3      53.3      30.3      26.5      26.5
Other expense..........................................................    179.7     189.0     189.4     194.3     193.2
                                                                         -------   -------   -------   -------   -------
          Total........................................................    460.6     484.5     481.9     475.5     466.6
- - ------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES.............................................    258.0     298.0     271.8     468.0     270.1
  Applicable income taxes..............................................     89.3     104.2      99.0     183.9     101.6
                                                                         -------   -------   -------   -------   -------
NET INCOME.............................................................  $ 168.7   $ 193.8   $ 172.8   $ 284.1   $ 168.5
                                                                         =======   =======   =======   =======   =======
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY.................  $ 150.4   $ 180.0   $ 159.0   $ 270.3   $ 152.7
                                                                         =======   =======   =======   =======   =======
- - ------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Net Income - Primary.................................................  $  1.71   $  2.05   $  1.81   $  3.14   $  1.81
  Net Income - Fully diluted...........................................  $  1.67   $  2.00   $  1.77   $  2.97   $  1.72
- - ------------------------------------------------------------------------------------------------------------------------
Average number of common and common-equivalent shares (in millions)....     88.0      87.7      87.7      86.1      84.5
Average number of shares, assuming full dilution (in millions).........     91.8      91.6      91.5      91.9      91.4
Average full-time-equivalent staff.....................................   17,366    17,281    17,118    17,316    16,991


FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
- - -----------------------------------------------------------------------------------------------------------------------
                                                            1994                             1993
(Dollars in millions, except per share data)         June 30    March 31    December 31    September 30    June 30
- - ------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME DATA
Actual
  Net interest income--tax-equivalent basis.....     $ 338.7    $ 335.5       $ 306.9        $ 340.6       $ 311.5
  Average earning assets........................      50,464     49,488        48,977         48,403        48,749
  Net interest margin...........................        2.69%      2.75%         2.49%          2.79%         2.56%
Adjusted (1)
  Net interest income--tax-equivalent basis.....     $ 463.7    $ 455.2       $ 436.6        $ 465.1       $ 416.4
  Average earning assets........................      47,382     47,004        47,810         46,325        46,653
  Net interest margin...........................        3.93%      3.93%         3.62%          3.98%         3.58%
- - ------------------------------------------------------------------------------------------------------------------
AT QUARTER-END
BALANCE SHEET DATA
Assets..........................................     $64,089    $59,843       $52,560        $53,173       $49,959
Deposits........................................      28,577     28,833        28,186         29,379        27,794
Loans...........................................      23,680     23,782        23,103         21,969        21,621
Long-term debt..................................       2,269      2,265         2,065          2,091         2,366
Common stockholders' equity.....................       3,763      3,647         3,503          3,378         3,018
Stockholders' equity............................       4,524      4,408         4,264          4,139         3,887
- - ------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS (2)
Common equity/assets............................         6.5%       6.6%          7.2%           7.0%          6.5%
Regulatory leverage ratio (3)...................         8.0        7.8           8.0            8.0           7.4
Risk-based capital (3)
  Tier 1 capital ratio..........................         8.9        9.1           8.8            8.7           8.0
  Total capital ratio...........................        13.8       14.2          13.6           13.5          13.0
  Tier 1 capital................................     $ 4,148    $ 4,182       $ 4,098        $ 3,969       $ 3,715
  Total capital.................................       6,424      6,509         6,292          6,179         6,001
- - ------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
FOR THE QUARTER ENDED
Net income as a percentage of:
  Average stockholders' equity..................        15.3%      17.9%         16.3%          28.2%         17.8%
  Average common stockholders' equity...........        16.5       20.2          18.3           33.8          20.9
  Average total assets..........................        1.12       1.28          1.19           1.98          1.19
  Average earning assets........................        1.34       1.59          1.40           2.33          1.39
Stockholders' equity as a percentage of:
  Total assets..................................         7.1        7.4           8.1            7.8           7.8
  Total loans...................................        19.1       18.5          18.5           18.8          18.0
  Total deposits................................        15.8       15.3          15.1           14.1          14.0
Average stockholders' equity as a percentage of:
  Average assets................................         7.3        7.1           7.3            7.0           6.7
  Average loans.................................        19.3       19.5          18.8           18.4          17.1
  Average deposits..............................        15.3       14.9          14.5           13.6          12.7
- - ------------------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA
FOR THE QUARTER ENDED
Market price
  High.........................................      $55 1/2    $52 3/8       $50 5/8        $49 1/4       $45 3/8
  Low..........................................       46 5/8     41 1/8        40 7/8         40 7/8        35 1/2
  At quarter-end...............................       48 1/8     48 1/8        43 1/4         48 3/4        41 1/8
Price earnings ratio...........................          5.5        5.5           4.9            5.8           N/M
Book value.....................................      $ 43.40    $ 42.19       $ 40.55        $ 39.03       $ 36.27
Market price/book value........................          111%       114%          107%           125%          113%
Dividends declared on common stock.............      $  0.50    $  0.40       $  0.40        $  0.30       $  0.30
- - ------------------------------------------------------------------------------------------------------------------

(1) Adjusted to exclude impact of securitization of credit card receivables and the activity of FCCM, the Corporation's capital markets subsidiary.
(2)   Net of investment in FCCM.
(3) June 1994 excludes $150 million of Preferred Stock, Series D, that was redeemed on July 1, 1994.
N/M - Not meaningful.

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1994

                                      OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                  to

            Commission file number 1-6052


                                  FIRST CHICAGO CORPORATION
            --------------------------------------------------------------------
                   (exact name of registrant as specified in its charter)


                        DELAWARE                                 36-2669970
            --------------------------------------------------------------------
            (State or other jurisdiction of                   (I.R.S. Employer
             incorporation or organization)                  Identification No.)


               ONE FIRST NATIONAL PLAZA   CHICAGO, ILLINOIS             60670
            --------------------------------------------------------------------
                 (Address of principal executive offices)            (Zip Code)


                                        312-732-4000
            --------------------------------------------------------------------
                     (Registrant's telephone number, including area code)


                                         NO CHANGE
            --------------------------------------------------------------------
                  (Former name, former address and former fiscal year, if
                                changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1994.

          Class                                     Number of Shares Outstanding
- - -------------------------                           ----------------------------
Common Stock $5 par value                                    92,402,020

                      Form 10-Q Cross-Reference Index

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1. Financial Statements
                                                                    Page
                                                                    ----
        Consolidated Balance Sheet --
         June 30, 1994 and 1993 and December 31, 1993                21

        Consolidated Income Statement --
         Three and Six Months Ended June 30, 1994 and 1993           22

        Consolidated Statement of Changes in Stockholders'
         Equity -- Six Months Ended June 30, 1994 and 1993           23

        Consolidated Statement of Cash Flows --
         Six Months Ended June 30, 1994 and 1993                     24

        Notes to Consolidated Financial Statements                  25-28

        Selected Statistical Information                              1,
                                                                    15-17,
                                                                    29-36

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          1-20



                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. Legal Proceedings                                              39

ITEM 2. Changes in Securities                                          39

ITEM 3. Defaults Upon Senior Securities                                39

ITEM 4. Submission of Matters to a Vote of Security Holders            39

ITEM 5. Other Information                                              39

ITEM 6. Exhibits and Reports on Form 8-K                               39




Signatures                                                             40

                         PART II. - OTHER INFORMATION
                         ----------------------------

ITEM 1. Legal Proceedings

        None

ITEM 2. Changes in Securities

        None

ITEM 3. Defaults Upon Senior Securities

        Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

        The information in response to Item 4 is incorporated by reference from the Registrant's First Quarter Report for the Period Ended March 31, 1994, set forth as Exhibit 22 hereto.

ITEM 5. Other Information

        None

ITEM 6. Exhibits and Reports on Form 8-K

    (a) Exhibit 12  Statements re computation of ratios.

        Exhibit 22 Registrant's First Quarter Report for the Period Ended March 31, 1994.

    (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1994.

          Date                                Item Reported
        -------                               -------------
         4/8/94              Summary of Registrant's first quarter 1994
                             results.


        4/13/94              The Registrant's earnings for the quarter ended
                             March 31, 1994.


        5/16/94 Registrant's announcement of common stock dividend increase and other capital management actions.

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FIRST CHICAGO CORPORATION
                                    ----------------------------
                                            (Registrant)




Date    August 12, 1994                  Richard L. Thomas
     ---------------------         ----------------------------
                                         Richard L. Thomas
                                       Chairman of the Board



Date    August 12, 1994                  William J. Roberts
     ---------------------         ----------------------------
                                         William J. Roberts
                                   Principal Accounting Officer

                               EXHIBIT INDEX
                               -------------

Exhibit Number          Description of Exhibit                      Page
- - --------------          ----------------------                      ----
    12 -               Statement re computation of ratios.           42

    22 -               Registrant's First Quarter Report for
                       the Period Ended March 31, 1994               43