Form 10-Q
period 1994-09-30
FIRST CHICAGO CORP
filed 1994-11-14
CIK 36161

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
FINANCIAL SUPPLEMENT AND FORM 10-Q

CONTENTS
- -------------------------------------------------------------------
FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION            1


BUSINESS SEGMENTS                                                 2


EARNINGS ANALYSIS
Summary                                                           6
Net Interest Income                                               7
Provision for Credit Losses                                       9
Noninterest Income                                                9
Noninterest Expense                                              11
Applicable Income Taxes                                          11
Venture Capital Activities                                       12


BALANCE SHEET ANALYSIS
Assets                                                           13
Liabilities                                                      14
Capital                                                          14


CREDIT RISK ANALYSIS
Summary                                                          16
Allowance for Credit Losses                                      17
Nonperforming Assets                                             18
Consumer Risk Management                                         19
Commercial Risk Management                                       20
Commercial Real Estate                                           20
Highly Leveraged Transactions                                    21


FINANCIAL SECTION
Consolidated Balance Sheet                                       22
Consolidated Income Statement                                    23
Consolidated Statement of Changes in Stockholders' Equity        24
Consolidated Statement of Cash Flows                             25
Notes to Consolidated Financial Statements                       26


SELECTED STATISTICAL INFORMATION
Investment Securities                                            30
Impact of Credit Card Securitization                             31
Analysis of Allowance for Credit Losses                          32
Average Balances/Net Interest Margin/Rates                       33
Five-Quarter Consolidated Income Statement                       36
Selected Statistical Information                                 37
Financial Ratios                                                 37
Common Stock Data                                                37


FORM 10-Q

Form 10-Q Cross-Reference Index                                  39
Signatures                                                       41

- -------------------------------------------------------------------------------------------------------
F I V E - Q U A R T E R   S U M M A R Y  O F  S E L E C T E D  F I N A N C I A L  I N F O R M A T I O N
First Chicago Corporation and Subsidiaries
- -------------------------------------------------------------------------------------------------------
                                                   September     June      March   December   September
(Dollars in millions, except per share data)            1994      1994      1994       1993        1993
- -------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA FOR THE QUARTER
Net interest income..............................    $ 334.4   $ 332.8   $ 330.6    $ 300.7     $ 323.1
Tax-equivalent adjustment........................        6.4       5.9       4.9        6.2        17.5
                                                     -------   -------   -------    -------     -------
Net interest income--tax-equivalent basis........      340.8     338.7     335.5      306.9       340.6
Provision for credit losses......................       55.0      43.0      50.0       70.0        65.0
Noninterest income...............................      455.1     428.8     501.9      523.0       685.4
Noninterest expense..............................      491.4     460.6     484.5      481.9       475.5
Net income.......................................      153.8     168.7     193.8      172.8       284.1
- -------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
Net income - Primary.............................    $  1.54   $  1.71   $  2.05    $  1.81     $  3.14
Net income - Fully diluted.......................       1.51      1.67      2.00       1.77        2.97
- -------------------------------------------------------------------------------------------------------
AT QUARTER-END
Assets...........................................    $65,747   $64,089   $59,843    $52,560     $53,173
Deposits.........................................     29,670    28,577    28,833     28,186      29,379
Loans............................................     23,817    23,680    23,782     23,103      21,969
Long-term debt...................................      2,272     2,269     2,265      2,065       2,091
Common stockholders' equity......................      3,930     3,763     3,647      3,503       3,378
Stockholders' equity.............................      4,541     4,524     4,408      4,264       4,139
- -------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Assets...........................................    $66,050   $60,490   $61,475    $57,708     $56,932
Earning assets...................................     54,226    50,464    49,488     48,977      48,403
Loans............................................     23,468    22,924    22,460     22,263      21,588
Deposits.........................................     29,409    29,009    29,366     29,075      29,343
Common stockholders' equity......................      3,815     3,663     3,620      3,451       3,177
Stockholders' equity.............................      4,426     4,424     4,381      4,212       4,004
- -------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on stockholders' equity...................       13.8%     15.3%     17.9%      16.3%       28.2%
Return on common stockholders' equity............       15.0      16.5      20.2       18.3        33.8
Return on assets.................................       0.92      1.12      1.28       1.19        1.98
- -------------------------------------------------------------------------------------------------------
CAPITAL DATA (1)
Common-equity-to-assets..........................        6.6%      6.5%      6.6%       7.2%        7.0%
Regulatory leverage ratio (2)....................        7.8       8.0       7.8        8.0         8.0
Risk-based capital (2)
  Tier 1 ratio...................................        9.2       8.9       9.1        8.8         8.7
  Total capital ratio............................       13.9      13.8      14.2       13.6        13.5
  Tier 1 capital.................................    $ 4,319   $ 4,148   $ 4,182    $ 4,098     $ 3,969
  Total capital..................................      6,561     6,424     6,509      6,292       6,179
- -------------------------------------------------------------------------------------------------------
COMMON SHARE AND STOCKHOLDER DATA FOR THE
  QUARTER ENDED
Market price.....................................    $45 7/8   $48 1/8   $48 1/8    $43 1/4     $48 3/4
Book value.......................................      42.79     43.40     42.19      40.55       39.03
Dividends declared per common share..............       0.50      0.50      0.40       0.40        0.30
Common dividends.................................         46        43        34         35          26
Preferred dividends (3)..........................         10        18        14         14          13
Dividend payout ratio............................       32.5%     29.2%     19.5%      22.1%        9.6%
Average number of common and common-
  equivalent shares (in millions)................       93.4      88.0      87.7       87.7        86.1
Average number of shares, assuming full
  dilution (in millions).........................       97.1      91.8      91.6       91.5        91.9
- -------------------------------------------------------------------------------------------------------

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

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended September 30
                                        Corporate and                  Consumer              Middle Market           Other Corporate
(Dollars in millions,               Institutional Banking               Banking                 Banking               Activities (1)
 except where noted)                1994             1993           1994       1993        1994         1993         1994      1993
- ------------------------------------------------------------------------------------------------------------------------------------

Net interest income-
tax-equivalent
 basis......................        $  97            $ 142          $ 180       $155          $68        $ 56        $ (4)     $(12)
 Provision for credit
 losses.....................          (10)               8             55         46           10          10           -         1
Noninterest income..........          148              204            264        232           20          20          23       229
Noninterest expense.........          180              197            256        228           50          49           5         2

Net income..................           47               70             81         67           17          11           9       136

Return on equity (2)........           10%              17%            33%        37%          15%         13%        N/M       N/M

Efficiency ratio (3)........           73%              57%            58%        59%          56%         64%        N/M       N/M

Average assets
 (in billions)..............        $48.1            $41.1          $10.6       $8.7         $6.1        $5.6        $1.3      $1.5
- ------------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended September 30
                                        Corporate and                  Consumer              Middle Market           Other Corporate
(Dollars in millions,               Institutional Banking               Banking                 Banking               Activities (1)
 except where noted)                1994             1993           1994       1993        1994         1993         1994      1993
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income-
 tax-equivalent
 basis......................        $ 292            $ 332          $ 553       $463        $184         $166         $(14)    $ (4)
 Provision for credit
 losses.....................          (32)              30            157        137          23           32            -        1
Noninterest income..........          381              610            726        630          62           61          217      378
Noninterest expense.........          528              573            718        644         139          143           52       16

Net income..................          106              190            248        185          52           32          110      225

Return on equity (2)........            7%              16%            37%        34%         19%          13%         N/M      N/M

Efficiency ratio (3)........           79%              61%            56%        59%         56%          63%         N/M      N/M

Average assets
 (in billions)..............        $45.2            $40.5          $10.4       $8.7        $5.8         $5.4         $1.3     $2.0
- ------------------------------------------------------------------------------------------------------------------------------------

(1) Includes results from the accelerated asset disposition portfolio, the venture capital group and other special corporate items.
(2) The capital allocation method was changed in December 1993. Prior results have been restated to reflect this change, which did not have a material impact on results.
(3)  Noninterest expense as a percentage of total revenue.
N/M - Not meaningful.

CORPORATE AND INSTITUTIONAL BANKING

Net income was $47 million in Corporate and Institutional Banking and return on equity was 10 percent for the third quarter. Year-to-date results were substantially below the 1993 level. Performance for the quarter reflected:

    - Improving but continued difficult trading conditions, characterized by weakness in foreign exchange and emerging markets revenues.

    - Continued excellent credit quality, including reduced nonperforming asset levels.

    - Lower noninterest expenses, due largely to reduced incentive compensation accruals.

    - Lower gains from corporate financing and debt restructuring equity securities.

Revenue performance by activity, including both net interest income and fee revenue, is summarized in the following table.

- ------------------------------------------------------------------
                    Three Months Ended           Nine Months Ended
                       September 30                 September 30
(In millions)       1994          1993           1994         1993
- ------------------------------------------------------------------
Lending........     $ 44          $ 72           $145         $170
Servicing......       94            92            281          273
Financing......       34            56            102          160
Trading........       57           103            100          301
Other..........       16            23             45           38
                    ----          ----           ----         ----

    Total......     $245          $346           $673         $942
                    ====          ====           ====         ====
- ------------------------------------------------------------------

Lending revenues were lower than in 1993 due primarily to the absence of $24 million of revenues from Brazilian interest bonds. Excluding this income, the reduced lending revenues reflected lower large corporate loan volume and narrower market pricing.

Improved servicing revenues for the quarter and the first nine months resulted principally from cash management services activities.

Financing revenues reflected sharply reduced gains on equity securities--down $21 million from 1993's third quarter. Leasing revenues were also lower due to timing of residual gains. Year-to-date results were related primarily to lower equity gains and the timing of leasing and asset backed transactions.

Trading results for the quarter and the first nine months dropped substantially from last year's record levels. Comparative data for key trading revenue components are shown in the following table.

- -------------------------------------------------------------------------
                                    Three Months Ended  Nine Months Ended
                                       September 30        September 30
(In millions)                         1994      1993      1994      1993
- --------------------------------------------------------------------------
Foreign exchange and derivatives..     $ 8      $ 37      $ 24      $ 85
Fixed income and derivatives......      28        31        62        85
Emerging markets..................       4        10       (47)       37
Funding and arbitrage.............      10        14        29        49
Other trading.....................       7        11        32        45
                                       ---      ----      ----      ----

    Total.........................     $57      $103      $100      $301
                                       ===      ====      ====      ====
- ------------------------------------------------------------------------

While improved, the trading environment continued to be challenging-- characterized by lower revenues in foreign exchange and derivatives, and in fixed income and derivatives. Last year's environment, particularly in European markets, was conducive to record trading results for these activities.

Emerging markets trading generated positive revenues in the third quarter with a reduced scope of activity.

A rising interest rate environment reduced funding and arbitrage opportunities relative to the falling rate conditions last year. Other trading revenues for the quarter included lower gains on distressed loan trading.


CONSUMER BANKING

Consumer Banking continued to be the Corporation's largest earnings contributor in the third quarter. Net income for the quarter was $81 million, up 21 percent from a year earlier, and return on equity was 33 percent. Year-to-date net income of $248 million in Consumer Banking represented almost half of the Corporation's total net income.

The credit card business again produced excellent results in the quarter. Average managed credit card receivables were $11 billion in the third quarter, an increase of 20 percent from 1993. This continued growth trend in receivables was the primary factor for the substantial increase in revenue, provision and noninterest expense.

The Community Banking Group--local retail banking--continued to move toward its profit improvement goals. In the third quarter, a $7 million charge was incurred to facilitate the restructuring of this business.

MIDDLE MARKET BANKING

The net income contribution of Middle Market Banking was $17 million for the third quarter as American National Corporation produced record results. The added middle market business that resulted from the Corporation's merger with Lake Shore Bancorp, Inc. on July 8 was an important factor in the substantially higher results from the year-ago quarter.

For the first nine months, net income was $52 million, compared with $32 million in the same period of 1993, and return on equity was 19 percent. This significant increase reflects higher loan volume (up 10 percent on average) and improved credit quality (provision of $23 million versus $32 million).


OTHER CORPORATE ACTIVITIES

Results in this category for the third quarter were due principally to equity securities gains of $17 million from venture capital and $6 million in gains from accelerated asset disposition activities.

Net income of $110 million for the first nine months included $138 million in venture capital gains, more than half of which was generated from the Corporation's investment in NEXTEL Communications, Inc. Special corporate charges of $43 million, related in part to accounting for personal computer equipment and certain litigation costs, are also included in this category.


STAFFING LEVELS

Staff levels for each of the three business segments as well as corporate support functions were as follows.

- --------------------------------------------------------------------------------
Average Full-Time-Equivalent    3rd Qtr.  2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.
  Staff                            1994      1994      1994      1993      1993
- --------------------------------------------------------------------------------
Corporate and Institutional...    6,402     6,340     6,315     6,280     6,349
Consumer......................    7,616     7,430     7,390     7,304     7,392
Middle Market.................    2,143     2,069     2,062     2,032     2,037
Corporate Support.............    1,566     1,527     1,514     1,502     1,538
                                 ------    ------    ------    ------    ------
  First Chicago Corporation...   17,727    17,366    17,281    17,118    17,316
                                 ======    ======    ======    ======    ======
- --------------------------------------------------------------------------------

EARNINGS ANALYSIS

SUMMARY

The Corporation reported net income of $153.8 million, or $1.51 per share, for the third quarter of 1994, compared with $284.1 million, or $2.97 per share, for the third quarter of 1993. Excluding the results from the Corporation's venture capital operations, net income was $150.4 million, or $1.49 per share, compared with $166.1 million, or $1.71 per share, a year ago.

- -------------------------------------------------------------------------------------
                                                   Three Months        Nine Months
                                                      Ended               Ended
(Dollars in millions,                              September 30        September 30
except per share data)                            1994     1993      1994       1993
- -------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis......  $340.8   $340.6   $1,015.0   $  957.1
Provision for credit losses....................    55.0     65.0      148.0      200.0
Noninterest income.............................   455.1    685.4    1,385.8    1,679.4
Noninterest expense............................   491.4    475.5    1,436.5    1,376.2
Net income.....................................   153.8    284.1      516.3      631.7

Common Share Data
  PRIMARY
  Net income...................................  $ 1.54   $ 3.14   $   5.29   $   6.94
  Average common and common-equivalent shares
   (in millions)...............................    93.4     86.1       89.7       84.8

  FULLY DILUTED
  Net income...................................  $ 1.51   $ 2.97   $   5.17   $   6.63
  Average shares, assuming full dilution
   (in millions)...............................    97.1     91.9       93.5       90.3

Return on assets...............................    0.92%    1.98%      1.10%      1.49%
Return on common stockholders' equity..........    15.0     33.8       17.1       26.5
- -------------------------------------------------------------------------------------


The Corporation's 1994 third quarter results remained strong; driven by its core business lines.

Higher fundamental net interest margins, reduced credit provisions and strong credit card fee revenue offset by lower revenues in market-driven businesses were key factors in the results for the third quarter of 1994.

The credit card business was a major contributor to earnings, as managed receivables grew to $11.4 billion at September 30, 1994, up 18 percent from $9.6 billion a year ago.

The Corporation's middle market banking business generated record earnings in the third quarter because of improved spreads on earning assets and reduced credit provisions.

The provision for credit losses was $55 million in the third quarter, compared to $65 million a year earlier. This decrease reflects a reserve for the growth in the credit card portfolio, offset by improved credit performance in all business segments.

Combined trading profits were $42 million in the 1994 third quarter, compared with near-record profits of $77 million a year ago. Equity security gains in the quarter were $20 million, of which $17 million was related to the venture capital portfolio. Total equity security gains in the third quarter of 1993 were $228 million, of which $207 million was related to the venture capital portfolio.

Other revenue for the third quarter of 1994 included net gains of $6.2 million resulting from accelerated asset disposition portfolio activities. These gains totaled $20 million a year ago.

Noninterest expense for the quarter was $491 million, compared with $476 million a year ago. Excluding special charges, operating expense in the third quarter was up 4 percent from a year ago.

The Corporation's regulatory capital ratios continued to improve and are considerably above "well-capitalized" regulatory guidelines. At September 30, 1994, the Corporation's risk-based capital ratio was 13.9 percent, compared with
13.6 percent at year-end 1993 and 13.5 percent a year ago. The regulatory leverage ratio remained strong at 7.8 percent, compared with 8.0 percent a year ago. The decrease in the leverage ratio from one year ago reflects the implementation of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. See Note 6 on page 27 for more information. Regulatory capital ratios for all the Corporation's banking subsidiaries exceeded the minimum levels for well-capitalized institutions.

Third quarter results reflect the acquisition of Lake Shore Bancorp, Inc., completed on July 8, 1994. This transaction was accounted for as a pooling-of-interests; however, prior-period results have not been restated. Consideration tendered for Lake Shore shares and stock options was approximately $323 million, which consisted of approximately 6.4 million shares of First Chicago common stock.

The Corporation repurchased 1.2 million shares of common stock during the third quarter of 1994. The stock buyback program authorizes the repurchase of up to 7 million shares. The purpose of this program is to repurchase shares to meet obligations under the Corporation's employee benefit plans and to manage the overall capital position of the Corporation. As of September 30, 1994, one-quarter of the program (1.7 million shares) had been completed. The Corporation also redeemed preferred stock during the quarter. On July 1, 1994, Preferred Stock, Series D, was redeemed at a 3 percent premium. This action reduced annual preferred stock dividend requirements by $15 million.


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

- -----------------------------------------------------------------------------------
                                                Three Months         Nine Months
                                                   Ended                Ended
                                                September 30        September 30
(Dollars in millions)                          1994      1993       1994     1993
- -----------------------------------------------------------------------------------

Net interest income--tax-equivalent basis..  $ 340.8   $ 340.6   $1,015.0   $ 957.1

Average earning assets.....................  $54,226   $48,403   $ 51,393   $48,364

Net interest margin........................     2.49%     2.79%      2.64%     2.64%
- -----------------------------------------------------------------------------------


In order to analyze fundamental trends in the Corporation's net interest margin, it is useful to adjust for: 1) securitization of credit card receivables, and
2) the activities of First Chicago Capital Markets, Inc. (FCCM).

When credit card receivables are sold in securitization transactions, the Corporation's earnings are unchanged; however, the net interest income related to these high-yield assets is displaced by increased servicing fees, net of portfolio credit losses. The average level of securitized assets was $5.9 billion in the third quarter of 1994, compared with $5.2 billion in the third quarter of 1993. The effect of credit card securitization transactions on the Corporation's financial statements is summarized on page 31. The impact is also discussed within specific categories of the Earnings Analysis.

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

- --------------------------------------------------------------------------
                                      Three Months         Nine Months
                                         Ended                Ended
                                      September 30         September 30
(Dollars in millions)                1994      1993      1994       1993
- --------------------------------------------------------------------------
Adjusted net interest income--
 tax-equivalent basis............  $ 485.5   $ 465.1   $1,404.4   $1,287.8

Adjusted average earning assets..  $50,046   $46,325   $ 48,144   $ 46,210

Adjusted net interest margin.....     3.85%     3.98%      3.90%      3.73%
- --------------------------------------------------------------------------

On an adjusted basis, net interest margin for the third quarter of 1994 was 3.85 percent. This compares to 3.62 percent in the year-ago quarter, which excludes 36 basis points resulting from $24 million in gains from the sale of Brazilian interest bonds and an $18 million positive impact on net interest income due to a required revaluation of the leveraged lease portfolio.

Improved margins were primarily the result of a more profitable earning asset mix, reflecting a relative increase in credit card and middle market loans. The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. The consistency of the Corporation's net interest margin reflects this effective use of interest rate derivatives. Without the use of these instruments, adjusted net interest income would have declined by $23 million in the third quarter of 1994 and $114 million for the first nine months of 1994; net interest income in the third quarter and first nine months of 1993 would also have declined by $58 million and $184 million, respectively.

A breakdown of average loans adjusted for credit card securitizations is presented in the following table.

- ----------------------------------------------------------------
Average Loans
                              For the Quarter Ended September 30
                                 1994               1993
(Dollars in millions)               Percent            Percent
- ----------------------------------------------------------------

Commercial..................  $15,307  52%       $15,128  56%
Managed credit card            10,992  37          9,184  34
 receivables................
Other consumer..............    3,110  11          2,630  10
                              -------  ---       -------  ---

   Total....................  $29,409 100%       $26,942  100%
                              ======= ===        =======  ===
- ----------------------------------------------------------------

Average nonperforming assets totaled $175 million for the third quarter of 1994, a 55 percent reduction from the year-ago level of $393 million.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $55 million in the third quarter of 1994. The commercial provision was $5 million, compared with $19 million a year ago. The provision for consumer loans was $50 million, compared with $46 million a year ago. The increase in the consumer provision was due primarily to receivable growth in the credit card portfolio.

The change in the allowance for credit losses is presented in the following table.

- ----------------------------------------------------------------------------------------
                                                      Three Months        Nine Months
                                                          Ended              Ended
                                                      September 30        September 30
(Dollars in millions)                                1994      1993      1994      1993
- ----------------------------------------------------------------------------------------
Allowance for credit losses
   -- beginning of period.......................     $681      $627     $ 683     $ 624
Provision for credit losses.....................       55        65       148       200

Net charge-offs.................................      (38)      (37)     (105)     (143)

Other:
   -  Mergers and acquisitions..................       16         -        16         -
   -  Transfers related to securitized
      receivables...............................      (31)      (18)      (59)      (44)
                                                     ----      ----     -----     -----

Net change in allowance for credit losses.......        2        10         -        13
                                                     ----      ----     -----     -----
Allowance for credit losses
   -- end of period.............................     $683      $637     $ 683     $ 637
                                                     ====      ====     =====     =====

   -- as a percentage of loans outstanding......      2.9%      2.9%      2.9%      2.9%

   -- as a percentage of nonperforming loans....      444%      208%      444%      208%
- ----------------------------------------------------------------------------------------

Details of the Corporation's credit risk management and performance during the nine months ended September 30, 1994, are presented in the Credit Risk Analysis section, beginning on page 16.


NONINTEREST INCOME

The following table provides a breakdown of the components of noninterest income for the third quarter and first nine months of 1994 as compared to year-ago periods.

- ----------------------------------------------------------------------------------------
                                                 Three Months          Nine Months
                                                     Ended                Ended
                                                 September 30          September 30
(In millions)                                   1994      1993       1994        1993
- ----------------------------------------------------------------------------------------
Combined trading account profits...........    $ 41.6    $ 77.3    $   53.6    $  223.4
Equity securities gains....................      20.0     228.2       158.1       440.1
Investment securities gains (losses).......      (2.2)     (0.8)       (1.1)       (0.6)
                                               ------    ------    --------    --------
   Market-driven revenues..................      59.4     304.7       210.6       662.9

Credit card fee revenue....................     221.1     186.7       597.3       497.6
Service charges and commissions............     112.8     108.0       318.3       310.1
Fiduciary and investment management fees...      48.6      47.9       150.3       150.0
Net gains from accelerated disposition
   portfolio activities....................       6.2      20.0        37.7        30.0
Other......................................       7.0      18.1        71.6        28.8
                                               ------    ------    --------    --------
   Total...................................    $455.1    $685.4    $1,385.8    $1,679.4
                                               ======    ======    ========    ========
- ----------------------------------------------------------------------------------------

Adjusted for the effects of credit card securitization, credit card fee growth was 15 percent for the third quarter and 16 percent for the first nine months of 1994. This increase in fee revenue resulted from both a continued growth in the cardholder base and increased transaction volume.

Service charges and commissions for the first nine months of 1994 rose 3 percent from the year-earlier period to $318.3 million, resulting primarily from growth in product revenues in both the corporate and retail banking businesses.

Other revenue in the first quarter of 1994 included a $34.5 million gain related to the sale of the Corporation's remaining interest in Brinson Holdings, Inc. to Brinson's management. Other revenue in the third quarter of 1993 included an $8.4 million gain on the sale of leased assets. For the first nine months of 1993, these gains totaled $12.2 million. Results for the first nine months of 1993 also reflected losses of $7.8 million related to partnership distributions on investments in the venture capital portfolio.

Market-driven revenues include trading account profits, foreign exchange trading profits, and both equity and investment securities gains (losses). Market-driven revenues for the third quarter of 1994 decreased to $59.4 million from $304.7 million for the same period in 1993. Market-driven revenues were $210.6 million for the first nine months of 1994, compared with $662.9 million for the same period in 1993.

Combined trading profits were $41.6 million in the third quarter of 1994, compared with near-record profits of $77.3 million a year ago. For the first nine months of 1994, combined trading profits were $53.6 million, compared with $223.4 million a year ago. Lower profits from foreign exchange and related derivative trading activities contributed to the decline in combined trading profits in the third quarter of 1994 versus a year ago. These activities continued to be negatively affected by a lack of any significant movement in major exchange rates. In addition, the U.S. dollar remained in a narrow trading range, limiting profit potential.

When comparing nine-month combined trading results, lower profits from both the fixed income and derivative trading business and emerging markets trading activities also contributed to the decline. Fixed income and derivative trading performance was negatively affected by increases in U.S. dollar interest rates initiated by the Federal Reserve Bank earlier this year. In addition, significantly reduced market liquidity related to the Corporation's holdings in certain Latin American investments produced losses in its emerging markets trading activities during the first six months of 1994.

Equity securities gains arise principally from the Corporation's venture capital and corporate finance activities, as well as from the sale of securities received in troubled-debt restructurings. The following table presents a breakdown of securities gains from these activities.

- -------------------------------------------------------------------------------
                                             Three Months        Nine Months
                                                Ended               Ended
                                             September 30        September 30
(In millions)                               1994      1993      1994      1993
- -------------------------------------------------------------------------------
Venture capital.........................    $16.9    $207.4    $137.9    $360.2
Corporate finance.......................      3.1      16.6      19.7      52.5
Debt restructuring......................        -       4.2       0.5      27.4
                                            -----    ------    ------    ------
   Total equity securities gains........    $20.0    $228.2    $158.1    $440.1
                                            =====    ======    ======    ======
- -------------------------------------------------------------------------------

The venture capital portfolio accounted for $137.9 million of the year-to-date gains, of which approximately 54 percent were related to the Corporation's investment in NEXTEL Communications, Inc., a telecommunications services company. For additional information on the Corporation's venture capital activities, see page 12.

NONINTEREST EXPENSE

Operating expenses were $491.4 million for the third quarter of 1994, compared with $475.5 million a year ago. Excluding special charges, operating expense in the third quarter was up 4 percent from a year ago.

- -------------------------------------------------------------------------
                                        Three Months      Nine Months
                                           Ended             Ended
                                        September 30      September 30
(In millions)                           1994    1993     1994      1993
- -------------------------------------------------------------------------
Salaries and benefits................  $225.1  $217.7  $  645.4  $  627.4
Occupancy expense of premises, net...    32.0    37.0     102.5     112.0
Equipment rentals, depreciation and
  maintenance........................    35.1    26.5     120.7      80.0
Amortization of intangible assets....    16.4    18.5      51.6      68.8
Deposit insurance expense............    10.8    12.2      32.3      40.6
Other................................   172.0   163.6     484.0     447.4
                                       ------  ------  --------  --------
      Total..........................  $491.4  $475.5  $1,436.5  $1,376.2
                                       ======  ======  ========  ========
- -------------------------------------------------------------------------

In the third quarter and the first nine months of 1994, total salaries and benefits increased 3 percent over one year ago. The impact of higher staff levels, increased 401(k) contributions and reduced pension credits was partially offset by reduced incentive compensation accruals primarily related to lower combined trading profits.

Occupancy expense decreased 14 percent to $32 million in the 1994 third quarter. Year-to-date expense decreased 8 percent from a year-ago. Occupancy expense in 1993 included incremental costs associated with the relocation of the Corporation's shareholder service business and the cost related to reducing other corporate occupancy needs.

Equipment rentals, depreciation and maintenance grew 32 percent to $35.1 million in the third quarter of 1994, compared with $26.5 million a year ago. The increase reflects the expensing of personal computer equipment; previously, purchases of personal computers were capitalized and depreciated. Currently, purchases of such equipment are being expensed. The first quarter of 1994 included a special charge of $24.5 million reflecting the reduction in the estimated useful life of certain personal computer equipment.

Other operating expense in the third quarter of 1994 included a $7 million restructuring charge, related primarily to staff reductions, in the Corporation's retail banking business. Other operating expense in the first nine months of 1994 also included $18.7 million of special corporate expense items that were incurred primarily in the first quarter; approximately $14 million of similar charges were incurred a year ago. Excluding these charges, other operating expense increased 6 percent, due primarily to higher marketing and operating costs associated with growth in the credit card business.

APPLICABLE INCOME TAXES
- -----------------------------------------------------------------
                                Three Months       Nine Months
                                   Ended              Ended
                                September 30       September 30
(Dollars in millions)          1994     1993     1994      1993
- -----------------------------------------------------------------
Income before income taxes..  $243.1   $468.0   $799.1   $1,028.3

Applicable income taxes.....    89.3    183.9    282.8      396.6

Effective tax rate..........    36.7%    39.3%    35.4%      38.6%
- -----------------------------------------------------------------

The decrease in the effective tax rate for the third quarter of 1994 compared to a year ago was due to recording the cumulative effect of a federal tax rate increase in the third quarter of 1993. The decrease in the effective tax rate for the first nine months of 1994 compared to a year ago also reflects a one-time tax benefit for the implementation of the final I.R.S. bad-debt recapture regulations and a favorable tax ruling, both of which occurred in 1994, and a special intangible charge recorded in 1993.


VENTURE CAPITAL ACTIVITIES

The Corporation's portfolio of venture capital investments is composed of publicly traded equity securities held directly, publicly traded equity securities held indirectly, and investments in private companies. Net income attributable to the venture capital business--revenues less the portfolio's cost-to-carry and other expenses--was $3 million, or $0.02 per share, for the 1994 third quarter, compared with net income of $118 million or $1.26 per share, a year ago. Year-to-date net income was $69 million, or $0.69 per share, compared with $197 million, or $2.10 per share, in 1993.

Venture Capital Portfolio
- ---------------------------------------------------------------------
September 30, 1994            Investments      Investments
(In millions)                Held Directly   Held Indirectly    Total
- ---------------------------------------------------------------------
Publicly traded equity
investments
   Gross value.............           $392             $ 578   $  970
   Discount................            (18)             (138)    (156)
                                      ----             -----   ------
      Fair value...........           $374             $ 440      814
                                      ====             =====
Investments in private
 companies.................                                       673
                                                               ------
Total......................                                    $1,487
                                                               ======
- ---------------------------------------------------------------------

Fair value accounting is used for this portfolio, which has significantly increased the volatility of the Corporation's reported earnings. The Corporation has instituted a program intended to reduce volatility relative to expected returns, through the use of equity derivatives and the sale of investments. As an example, during the first quarter of 1994, the Corporation issued Debt Exchangeable for Common Stock (DECS) related to 7.475 million shares of its holdings in NEXTEL Communications, Inc. The DECS transaction limits the Corporation's downside risk on this investment to the $271 million DECS proceeds and, at the same time, allows the Corporation to share in potential market appreciation. As of September 30, 1994, 62 percent of the $814 million in publicly traded investments was hedged under this program. Management intends to continue to use these and other techniques to hedge the price risk inherent in this portfolio.

The following table provides fair value and sale information for the portfolio for 1994.

Venture Capital Portfolio Activity
- -------------------------------------------------------------------------------

                                            Publicly
                                             Traded       Private
(In millions)                              Companies     Companies       Total
- -------------------------------------------------------------------------------
Fair value--December 31, 1993............      $ 759          $698      $1,457

Additional investments...................         29            71         100

Appreciation recorded as
 equity securities gains (1).............        168             7         175

Sales proceeds (1).......................       (161)          (33)       (194)

Other (2)................................         19           (70)        (51)
                                               -----          ----      ------

Fair value--September 30, 1994 (3).......      $ 814          $673      $1,487
                                               =====          ====      ======

Unrealized appreciation
 at September 30, 1994...................      $ 565          $  3      $  568
                                               =====          ====      ======
- -------------------------------------------------------------------------------

(1) Net of transaction costs.
(2) Includes principal repayments, fund distributions and sales, and certain reclassifications.
(3) Publicly traded amount includes net unrealized gains of $110 million related to hedging instruments used to reduce the earnings volatility of the venture capital portfolio.

In addition to the $1.5 billion of investments in the venture capital portfolio, unfunded commitments totaled $232 million at September 30, 1994.

BALANCE SHEET ANALYSIS

ASSETS

The Corporation's assets totaled $65.7 billion at September 30, 1994, up from $52.6 billion at year-end 1993 and $53.2 billion at September 30, 1993.

In 1994, the Corporation prospectively adopted FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, which increased the Corporation's total assets and total liabilities. For more information regarding the impact on the Corporation's balance sheet, see Note 6 on page 27.

The Corporation believes that asset liquidity is the most effective way to manage overall liquidity. One measure of the Corporation's liquidity is the ratio of liquid assets to total assets for The First National Bank of Chicago and FCC National Bank. The short-term assets defined as liquid are deposit placements (due from banks--interest-bearing) and federal funds sold. During the first nine months of 1994, the Corporation maintained an average liquid asset ratio of 20 percent. This ratio was well in excess of the 10 percent to 15 percent minimum range established by the Corporation.

The Corporation continues to use credit card securitization as an effective tool for increasing liquidity and diversifying funding sources. Securitized credit cards totaled $6.4 billion at September 30, 1994, compared with $5.0 billion at year-end 1993 and $5.3 billion at September 30, 1993.

Federal funds sold and securities under resale agreements increased $5.0 billion from December 31, 1993, and $5.5 billion from a year ago primarily as a result of increased capital market activity.

Loans increased $714 million from year-end 1993 and $1.8 billion from September 30, 1993. The change as compared to year-end 1993 was due primarily to an increase in domestic commercial loans, including those loans acquired in the recent merger with Lake Shore Bancorp, Inc., partially offset by a decrease in credit card loans. The increase as compared to a year ago was due primarily to loans acquired in the Lake Shore merger as well as growth in the credit card portfolio.

LIABILITIES

The Corporation's total liabilities were $61.2 billion at September 30, 1994, up from $48.3 billion at year-end 1993 and $49.0 billion at September 30, 1993.

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

Federal funds purchased and securities under repurchase agreements grew $4.0 billion from year-end 1993 and $4.8 billion from September 30, 1993, as a result of increased capital market activity.

The Corporation increased the use of short-term bank notes in order to better match asset repricing and maturity characteristics. These notes increased $1.9 billion from year-end 1993 and $2.3 billion from a year ago. At the same time, the level of negotiable certificates of deposit declined by $345 million from year-end 1993 and $388 million from a year ago.

Long-term debt increased $207 million from year-end 1993 and $181 million from a year ago. This increase is primarily the result of the issuance of $200 million of subordinated debt in January 1994.

The Corporation's Statement of Cash Flows is presented on page 25.

CAPITAL

Stockholders' equity totaled $4.5 billion at September 30, 1994, up from $4.3 billion at December 31, 1993, and $4.1 billion at September 30, 1993.

The Corporation repurchased 1.2 million shares of common stock during the third quarter of 1994. The stock buyback program authorizes the repurchase of up to 7 million shares. The purpose of this program is to repurchase shares to meet obligations under the Corporation's employee benefit plans and to manage the overall capital position of the Corporation. As of September 30, 1994, one-quarter of the program (1.7 million shares) had been completed. The Corporation also redeemed preferred stock during the quarter. On July 1, 1994, Preferred Stock, Series D, was redeemed at a 3 percent premium, or $4.5 million. This action reduced annual preferred stock dividend requirements by $15 million.

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

The Corporation's ratio of common equity to assets, net of its investment in FCCM, was 6.6 percent at September 30, 1994, 7.2 percent at year-end 1993 and
7.0 percent a year ago. The decrease reflects the implementation of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. See
Note 6 on page 27 for more information.

The following table shows the components of regulatory capital as defined by the banking regulators for risk-based capital and leverage ratio guidelines.

- --------------------------------------------------------------------------------

Regulatory Capital                  September 30   December 31   September 30
(In millions)                           1994           1993          1993
- -------------------------------------------------------------------------------
Tier 1 capital
Common stockholders' equity.......        $3,930        $3,503         $3,378
Preferred stock...................           611           761            761
Less:  50 percent of investment
        in FCCM...................          (129)          (69)           (71)
Less: Disallowed intangibles and
       other adjustments..........           (93)          (97)           (99)
                                          ------        ------         ------
  Tier 1 capital..................         4,319         4,098          3,969
                                          ------        ------         ------

Tier 2 capital
Allowance for credit losses (1)...           589           581            573
Qualifying long-term debt.........         1,782         1,682          1,708
Less: 50 percent of investment
       in FCCM....................          (129)          (69)           (71)
                                          ------        ------         ------
  Tier 2 capital..................         2,242         2,194          2,210
                                          ------        ------         ------

          Total capital...........        $6,561        $6,292         $6,179
                                          ======        ======         ======
- --------------------------------------------------------------------------------

(1) Limited to 1.25 percent of risk-weighted assets.

The risk-based capital guidelines consider both balance-sheet and off-balance-sheet credit risk, while the leverage ratio is an ongoing tool to monitor capital in relation to total average assets.

The Corporation's Tier 1 and total risk-based capital ratios, as well as its leverage ratio, exceed the current regulatory minimum guidelines by a considerable margin.

- -------------------------------------------------------------------------------

Regulatory Capital Ratios
                                                                   Minimum
                     September 30   December 31   September 30    Regulatory
                             1994          1993           1993   Requirements
- --------------------------------------------------------------------------------
Risk-Based Capital
  Ratios
  Tier 1 capital....         9.2%          8.8%           8.7%           4.0%
  Total capital.....        13.9          13.6           13.5            8.0

Leverage Ratio......         7.8           8.0            8.0            3.0
- --------------------------------------------------------------------------------

As of September 30, 1994, the regulatory capital ratios for all the Corporation's banking subsidiaries exceeded the minimum levels for well-capitalized institutions. To achieve well-capitalized status, a bank's Tier 1 and total capital ratios must be at least 6 percent and 10 percent, respectively. In addition, its leverage ratio must be at least 5 percent.

CREDIT RISK ANALYSIS
Summary

- ----------------------------------------------------------------------------------------
Selected Statistical Information
                                      Sept. 30   June 30   March 31   Dec. 31   Sept. 30
(Dollars in millions)                     1994      1994       1994      1993       1993
- ----------------------------------------------------------------------------------------
At period-end:
  Loans outstanding.................   $23,817   $23,680    $23,782   $23,103    $21,969
  Nonperforming loans...............       154       150        237       234        307
  Other real estate, net............        23        31         43        43         44
  Nonperforming assets..............       177       181        280       277        351
  Allowance for credit losses.......       683       681        710       683        637
  Nonperforming loans/
   loans outstanding................       0.6%      0.6%       1.0%      1.0%       1.4%
  Nonperforming assets/loans
   outstanding and other
   real estate, net.................       0.7       0.8        1.2       1.2        1.6
  Allowance for credit losses/
   loans outstanding................       2.9       2.9        3.0       3.0        2.9
  Allowance for credit losses/
   nonperforming loans..............       444       454        300       292        208

For the quarter ended:
  Average loans outstanding.........   $23,468   $22,924    $22,460   $22,263    $21,588
  Net charge-offs...................        38        34         33        39         37
  Net charge-offs/average loans(1)..       0.6%      0.6%       0.6%      0.7%       0.7%
- ----------------------------------------------------------------------------------------
(1)  Annualized.

For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign office) and consumer (credit card and other nonbusiness credit to individuals) segments.

- ----------------------------------------------------------------------------------------
Loan Composition                      Sept. 30   June 30   March 31   Dec. 31   Sept. 30
(In millions)                             1994      1994       1994      1993       1993
- ----------------------------------------------------------------------------------------
Commercial Risk
  Domestic office
    Commercial......................   $ 7,488   $ 7,148    $ 6,438   $ 6,007    $ 5,807
    Commercial real estate
      Construction..................       273       284        302       315        384
      Other.........................     2,118     2,106      2,050     2,094      2,106
    Financial institutions..........       931     1,018      1,241     1,292      1,295
    Other...........................     2,641     2,639      2,631     2,746      3,258
                                       -------   -------    -------   -------    -------
      Total domestic................    13,451    13,195     12,662    12,454     12,850
  Foreign office....................     2,020     2,153      2,578     1,975      2,030
                                       -------   -------    -------   -------    -------
          Total commercial..........    15,471    15,348     15,240    14,429     14,880
                                       -------   -------    -------   -------    -------
Consumer Risk
  Credit cards......................     5,000     5,356      5,736     5,778      4,302
  Secured by real estate
    Mortgage........................     1,552     1,425      1,370     1,469      1,370
    Home equity.....................       836       803        767       780        813
  Other.............................       958       748        669       647        604
                                       -------   -------    -------   -------    -------
          Total consumer............     8,346     8,332      8,542     8,674      7,089
                                       -------   -------    -------   -------    -------
          Total.....................   $23,817   $23,680    $23,782   $23,103    $21,969
                                       =======   =======    =======   =======    =======
- ----------------------------------------------------------------------------------------

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

- ------------------------------------------------------------------------------------------------
Allowance for Credit Losses
                                      Three Months Ended                      Nine Months Ended
                                      September 30, 1994                      September 30, 1994
                                ----------------------------------------------------------------
(Dollars in millions)           Commercial   Consumer   Total   Commercial    Consumer     Total
- ------------------------------------------------------------------------------------------------
Balance--beginning of period..        $502       $179    $681         $488        $ 195    $ 683
Provision for credit losses...           5         50      55           (2)         150      148
Net (charge-offs)/recoveries..          (3)       (35)    (38)          18         (123)    (105)
Other:
- -  Mergers and acquisitions...          16          -      16           16            -       16
- -  Transfers related to
    securitized receivables...           -        (31)    (31)           -          (59)     (59)
                                      ----       ----    ----         ----        -----    -----
Balance--end of period........        $520       $163    $683         $520        $ 163    $ 683
                                      ====       ====    ====         ====        =====    =====

Allowance as a percentage
   of loans outstanding.......         3.4%       2.0%    2.9%         3.4%         2.0%     2.9%
Allowance as a percentage
   of nonperforming loans.....         338          -     444          338            -      444
- ------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS
- --------------------

The following table shows the trend in nonperforming assets, as well as the level of nonperforming loans by portfolio segment.

- ------------------------------------------------------------------------------------------
Nonperforming Assets
                                        Sept. 30   June 30   March 31   Dec. 31   Sept. 30
(Dollars in millions)                     1994       1994      1994       1993      1993
- ------------------------------------------------------------------------------------------
Nonaccrual loans......................     $ 150     $ 146      $ 233     $ 230      $ 303
Accrual renegotiated loans............         4         4          4         4          4
                                           -----     -----      -----     -----      -----
     Total nonperforming loans........     $ 154     $ 150      $ 237     $ 234      $ 307
                                           =====     =====      =====     =====      =====

Nonperforming Loans
  Commercial real estate..............     $  79     $  72      $ 101     $ 108      $ 151
  Troubled-country debtor.............         1         1         50        50         57
  Other...............................        74        77         86        76         99
                                           -----     -----      -----     -----      -----
     Total nonperforming loans........       154       150        237       234        307
                                           -----     -----      -----     -----      -----
Other real estate, net
  Owned assets........................         6        12         26        29         14
  In-substance foreclosed assets......        17        19         17        14         30
                                           -----     -----      -----     -----      -----
     Total other real estate, net.....        23        31         43        43         44
                                           -----     -----      -----     -----      -----

     Total nonperforming assets.......     $ 177     $ 181      $ 280     $ 277      $ 351
                                           =====     =====      =====     =====      =====

Nonperforming assets as a percentage
  of loans outstanding and other
  real estate, net....................       0.7%      0.8%       1.2%      1.2%       1.6%
- ------------------------------------------------------------------------------------------

Loans 90 days or more past due and still accruing interest amounted to $71 million at September 30, 1994, compared with $63 million at December 31, 1993, and $95 million at September 30, 1993.

- ------------------------------------------------------------------------------------------------
                                      Three Months Ended                     Nine Months Ended
                                      September 30, 1994                     September 30, 1994
                                  ---------------------------               --------------------

Reconciliation of Changes in      Commercial                   Commercial
Nonperforming Loans                  Real                         Real
(In millions)                       Estate     Other   Total     Estate       Other      Total
- ------------------------------------------------------------------------------------------------
Nonperforming loans--
  beginning of period...........        $ 72    $ 78    $150         $108        $126      $234
Loans placed on nonperforming
 status.........................          21      22      43           40          66       106
Charge-offs.....................          (4)     (9)    (13)         (18)        (21)      (39)
Transfers to other real estate..          (1)      -      (1)         (12)          -       (12)
Transfers to accrual status.....           -     (10)    (10)         (19)        (19)      (38)
Other:
   Mergers and acquisitions.....           5      21      26            5          21        26
   Impact of Brazilian
     debt restructuring.........           -       -       -            -         (49)      (49)
   Principally payments.........         (14)    (27)    (41)         (25)        (49)      (74)
                                        ----    ----    ----         ----        ----      ----

Nonperforming loans--
  end of period.................        $ 79    $ 75    $154         $ 79        $ 75      $154
                                        ====    ====    ====         ====        ====      ====
- ------------------------------------------------------------------------------------------------

CONSUMER RISK MANAGEMENT

Consumer loans consist of credit card receivables as well as home mortgage loans, home equity loans and other forms of installment credit. Consumer loans, excluding securitized credit card receivables, totaled $8.3 billion at September 30, 1994, up 18 percent from $7.1 billion a year ago.

Total managed credit card receivables (i.e. those held in the portfolio and those sold to investors through securitization) were $11.4 billion at September 30, 1994, up 18 percent from a year earlier.

At September 30, 1994, the allowance for credit losses related to the consumer portfolio was $163 million, or 2.0 percent of loans. Comparable figures for December 31, 1993, were $195 million and 2.2 percent. Net charge-offs in the third quarter were $35 million, compared with $21 million in the third quarter of 1993.

- -----------------------------------------------------------------------------------------
Consumer Loans
                                           Sept. 30  June 30  March 31  Dec. 31  Sept. 30
(In millions)                                1994     1994      1994     1993      1993
- -----------------------------------------------------------------------------------------
Credit card..............................   $ 5,000  $ 5,356   $ 5,736  $ 5,778   $ 4,302

Securitized credit card receivables......     6,367    5,617     4,700    4,958     5,333
                                            -------  -------   -------  -------   -------

  Total managed credit card receivables..    11,367   10,973    10,436   10,736     9,635

Other consumer loans.....................     3,346    2,976     2,806    2,896     2,787
                                            -------  -------   -------  -------   -------

     Total...............................   $14,713  $13,949   $13,242  $13,632   $12,422
                                            =======  =======   =======  =======   =======
- -----------------------------------------------------------------------------------------

Average credit card receivables for the third quarter of 1994 grew 20 percent from the year-earlier quarter and 11 percent from the fourth quarter of 1993.

The net charge-off rate for the total average managed credit card portfolio was
3.5 percent in the third quarter of 1994. Charge-off rates for the remainder of the year are expected to be in line with current year-to-date results.

- ---------------------------------------------------------------------------------------------
Average Credit Card Receivables
                                                          For the Quarter Ended
                                           Sept. 30   June 30   March 31   Dec. 31   Sept. 30
(Dollars in millions)                        1994       1994      1994       1993      1993
- ---------------------------------------------------------------------------------------------
Credit card loans outstanding............   $ 5,067   $ 5,435    $ 5,473    $4,661     $4,014

Securitized credit card receivables......     5,925     5,106      4,848     5,203      5,170
                                            -------   -------    -------    ------     ------

  Total managed credit card receivables..   $10,992   $10,541    $10,321    $9,864     $9,184
                                            =======   =======    =======    ======     ======
Total net charge-offs
  (including securitizations)............   $    96   $   100    $    91    $   88     $   81
                                            =======   =======    =======    ======     ======
Net charge-offs/average total
  receivables (1)........................       3.5%      3.8%       3.6%      3.5%       3.5%
                                            =======   =======    =======    ======     ======
- ---------------------------------------------------------------------------------------------

(1) Annualized.

COMMERCIAL RISK MANAGEMENT

Commercial loans totaled $15.5 billion at September 30, 1994, up 7.2 percent from December 31, 1993, and 4.0 percent from September 30, 1993. This growth includes loans acquired as a result of the Corporation's merger with Lake Shore Bancorp, Inc.

During the third quarter, net charge-offs in the commercial portfolio totaled $3 million. The provision for credit losses related to the commercial portfolio was $5 million, and the quarter-end reserve of $520 million represented 3.4 percent of total commercial loans and 338 percent of nonperforming loans.

COMMERCIAL REAL ESTATE

Commercial real estate consists primarily of loans secured by real estate. In addition, this category includes certain loans that are not secured by real estate when 80 percent or more of the borrower's revenues are derived from real estate activities and the loans are not collateralized by cash or marketable securities.

- ----------------------------------------------------------------------------------------------------
Commercial Real Estate Assets
                                                  Sept. 30   June 30   March 31   Dec. 31   Sept. 30
(Dollars in millions)                               1994       1994      1994       1993      1993
- ----------------------------------------------------------------------------------------------------
Commercial real estate loans (1)................    $2,452    $2,451     $2,416    $2,474     $2,563
Nonperforming loans.............................        79        72        101       108        151
Other real estate, net..........................        23        31         43        43         44
Nonperforming assets............................       102       103        144       151        195
Net charge-offs for the quarter.................         4        11          -         9         21
Nonperforming assets/loans outstanding
  and other real estate, net....................       4.1%      4.1%       5.9%      6.0%       7.5%
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

- ----------------------------------------------------------------------------------------------------
Commercial Real Estate Assets
September 30, 1994 (Dollars in millions)
- -------------------------------------------------------------------------------------------------------
                                                                   Industrial/
                                Office            Shopping  Land     Service
Geographic Region              Buildings  Hotels  Centers   Loans    Centers    Other  Total   Percent
- -------------------------------------------------------------------------------------------------------
Chicago......................       $249    $ 29      $137    $52         $649   $647  $1,763       80%
Los Angeles..................         20      11        16      -           11     22      80        4
Other California.............          3      31        21      -            6     19      80        4
Other Midwest................         30       4        18      -           11      2      65        3
Southeast....................         13      18        17      -           12      2      62        3
Arizona/Colorado/Texas.......          2      15         4     26            1      -      48        2
Other........................         22      59        10      -            2      8     101        4
                                    ----    ----      ----    ---         ----   ----  ------      ---
  Total loans secured by
    real estate..............       $339    $167      $223    $78         $692   $700  $2,199      100%
                                    ====    ====      ====    ===         ====   ====  ======      ===
- -------------------------------------------------------------------------------------------------------
Nonperforming loans secured
  by real estate.............         $7      $-        $5    $27          $16    $24     $79
Other real estate............          1       1         -      1            6     14      23
- -------------------------------------------------------------------------------------------------------

HIGHLY LEVERAGED TRANSACTIONS

The Corporation originates and syndicates highly leveraged transactions (HLTs). Policies and procedures are maintained for the management and reporting of HLT exposure. The Corporation continues to disclose this exposure using the HLT definition previously established by federal banking regulatory agencies.

- -----------------------------------------------------------------------------
HLT Credit Exposure
                             Sept. 30  June 30  March 31  Dec. 31  Sept. 30
(In millions)                  1994     1994      1994     1993      1993
- -----------------------------------------------------------------------------
Loans......................    $  547    $ 590     $ 650   $  711    $  871
Other credit exposure......       525      333       309      303       344
                               ------    -----     -----   ------    ------
Total HLT credit exposure..    $1,072    $ 923     $ 959   $1,014    $1,215
                               ======    =====     =====   ======    ======
- -----------------------------------------------------------------------------


Credit exposure to communications and to pharmaceutical products-related industries represented the only significant HLT concentrations. These concentrations each reflect approximately 19 percent of HLT credit exposure at September 30, 1994.

During the third quarter of 1994, there were no charge-offs of HLT loans. HLT net charge-offs were $2 million in the third quarter of 1993. Nonperforming HLT loans totaled $1 million at September 30, 1994. At December 31, 1993, and September 30, 1993, nonperforming HLT loans were $1 million and $10 million, respectively.

The Corporation's venture capital subsidiaries have invested in companies that have substantially higher leverage than would normally exist in their industries. At September 30, 1994, this portfolio consisted of 38 HLT investments, with a carrying value of $400 million. At September 30, 1994, gross unrealized gains related to HLT investments totaled $93 million, while gross unrealized losses were $67 million. The same portfolio at December 31, 1993, and September 30, 1993, totaled $397 million and $386 million, respectively. At September 30, 1994, $2 million of unfunded commitments were related to the HLT segment of the venture capital portfolio.

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

- -------------------------------------------------------------------------------------------------------------------------------
                                                                                       September 30   December 31  September 30
- -------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                      1994          1993          1993
ASSETS
- -------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks--noninterest-bearing.........................................       $ 4,096       $ 3,916       $ 6,542
Due from banks--interest-bearing.....................................................         7,827         6,037         6,335
Federal funds sold and securities under resale agreements............................        13,804         8,783         8,320
Trading account assets...............................................................         5,327         4,536         3,443
Investment securities (fair values--$2,515, $2,264, and $2,256, respectively)........         2,514         2,256         2,243

Loans (net of unearned income--$270, $282, and $290, respectively)...................        23,817        23,103        21,969
  Less allowance for credit losses...................................................           683           683           637
                                                                                            -------       -------       -------
  Loans, net.........................................................................        23,134        22,420        21,332
Premises and equipment...............................................................           659           635           634
Accrued income receivable............................................................           422           407           372
Customers' acceptance liability......................................................           632           517           605
Derivative product assets............................................................         6,016             -             -
Other assets.........................................................................         1,316         3,053         3,347
                                                                                            -------       -------       -------
          Total assets...............................................................       $65,747       $52,560       $53,173
                                                                                            =======       =======       =======
- -------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits
  Demand.............................................................................       $ 7,217       $ 8,184       $ 6,998
  Savings............................................................................         7,426         7,541         7,392
  Time...............................................................................         4,602         4,925         4,787
  Foreign offices....................................................................        10,425         7,536        10,202
                                                                                            -------       -------       -------
          Total deposits.............................................................        29,670        28,186        29,379
Federal funds purchased and securities under repurchase agreements...................        12,303         8,255         7,470
Other funds borrowed.................................................................         9,059         6,007         6,041
Long-term debt.......................................................................         2,272         2,065         2,091
Acceptances outstanding..............................................................           632           517           605
Derivative product liabilities.......................................................         5,539             -             -
Other liabilities....................................................................         1,731         3,266         3,448
                                                                                            -------       -------       -------
          Total liabilities..........................................................        61,206        48,296        49,034
- -------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock......................................................................           611           761           761
Common stock--$5 par value...........................................................           465           434           433
  Number of shares authorized--150,000,000
  Number of shares issued--93,064,700; 86,715,812 and 86,598,419, respectively
  Number of shares outstanding--91,850,482; 86,398,605 and 86,556,481, respectively
Surplus..............................................................................         1,741         1,724         1,714
Retained earnings....................................................................         1,788         1,358         1,234
Other adjustments....................................................................            (4)            -            (1)
                                                                                            -------       -------       -------
          Total......................................................................         4,601         4,277         4,141
Less treasury stock at cost--1,214,218; 317,207 and 41,938 shares, respectively......            60            13             2
                                                                                            -------       -------       -------
          Stockholders' equity.......................................................         4,541         4,264         4,139
                                                                                            -------       -------       -------
          Total liabilities and stockholders' equity.................................       $65,747       $52,560       $53,173
                                                                                            =======       =======       =======
- -------------------------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

- -----------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended    Nine Months Ended
                                                                            September 30          September 30
- ------------------------------------------------------------------------------------------------------------------
(In millions, except per share data)                                        1994       1993       1994       1993
- ------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans.............................................    $476.9     $433.0   $1,384.8   $1,272.1
Interest on bank balances..............................................      97.8       73.3      255.3      228.0
Interest on federal funds sold and securities under resale agreements..     175.3       88.6      400.0      255.2
Interest on trading account assets.....................................      76.0       59.2      191.8      165.6
Interest on investment securities (including dividends)................      18.2       14.6       48.7       55.5
                                                                           ------     ------   --------   --------
          Total........................................................     844.2      668.7    2,280.6    1,976.4
- ------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits...................................................     203.9      155.8      540.7      487.4
Interest on federal funds purchased and securities under repurchase
  agreements...........................................................     149.6       74.2      341.4      227.0
Interest on other funds borrowed.......................................     112.8       73.4      275.0      225.6
Interest on long-term debt.............................................      43.5       42.2      125.7      111.3
                                                                           ------     ------   --------   --------
          Total........................................................     509.8      345.6    1,282.8    1,051.3
- ------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME....................................................     334.4      323.1      997.8      925.1
Provision for credit losses............................................      55.0       65.0      148.0      200.0
                                                                           ------     ------   --------   --------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES..................     279.4      258.1      849.8      725.1
- ------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits...............................................      41.6       77.3       53.6      223.4
Equity securities gains................................................      20.0      228.2      158.1      440.1
Investment securities gains (losses)...................................      (2.2)      (0.8)      (1.1)      (0.6)
                                                                           ------     ------   --------   --------
  Market-driven revenue................................................      59.4      304.7      210.6      662.9
Credit card fee revenue................................................     221.1      186.7      597.3      497.6
Service charges and commissions........................................     112.8      108.0      318.3      310.1
Fiduciary and investment management fees...............................      48.6       47.9      150.3      150.0
Other income...........................................................      13.2       38.1      109.3       58.8
                                                                           ------     ------   --------   --------
          Total........................................................     455.1      685.4    1,385.8    1,679.4
- ------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits.........................................     225.1      217.7      645.4      627.4
Occupancy expense of premises, net.....................................      32.0       37.0      102.5      112.0
Equipment rentals, depreciation and maintenance........................      35.1       26.5      120.7       80.0
Other expense..........................................................     199.2      194.3      567.9      556.8
                                                                           ------     ------   --------   --------
          Total........................................................     491.4      475.5    1,436.5    1,376.2
- ------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES.............................................     243.1      468.0      799.1    1,028.3
Applicable income taxes................................................      89.3      183.9      282.8      396.6
                                                                           ------     ------   --------   --------
NET INCOME.............................................................    $153.8     $284.1   $  516.3   $  631.7
                                                                           ------     ------   --------   --------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY.................    $143.8     $270.3   $  474.2   $  588.5
                                                                           ======     ======   ========   ========
- ------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  NET INCOME-PRIMARY...................................................    $ 1.54     $ 3.14   $   5.29   $   6.94
  NET INCOME-FULLY DILUTED.............................................    $ 1.51     $ 2.97   $   5.17   $   6.63
- ------------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES TO STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------

Nine Months Ended September 30 (In millions)            1994            1993
- -----------------------------------------------------------------------------
Stockholders' Equity
Balance, beginning of period.........................  $4,264          $3,401
  Net income.........................................     516             632
  Acquisition of Lake Shore Bancorp..................     123               -
  Issuance of common stock...........................       8             141
  Issuance of preferred stock........................       -             196
  Redemption of preferred stock......................    (150)           (108)
  Issuance of treasury stock.........................      23              (2)
  Treasury stock purchases...........................     (76)              -
  Other..............................................      (2)             (3)
                                                       ------          ------
                                                        4,706           4,257
  Cash dividends declared on preferred stock.........     (42)            (43)
  Cash dividends declared on common stock............    (123)            (75)
                                                       ------          ------
                                          1994   1993
- -----------------------------------------------------
  Rate per common share for period...... $1.40  $0.90
- -----------------------------------------------------
Balance, end of period...............................  $4,541          $4,139
                                                       ======          ======
- -----------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

- ----------------------------------------------------------------------------------------------------------
Nine Months Ended September 30 (In millions)                                             1994       1993
- ----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................................................  $     516   $    632
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization.....................................................        131        143
  Provision for credit losses.......................................................        148        200
  Equity securities gains...........................................................       (158)      (440)
  Net (increase) in net derivative product balances.................................       (245)         -
  Net (increase) in trading account assets..........................................       (776)      (131)
  Net (increase) in accrued income receivable.......................................        (15)       (16)
  Net decrease in other assets......................................................        111        801
  Interest income from Brazilian debt restructuring.................................        (16)         -
  Other noncash adjustments.........................................................        (19)       (24)
                                                                                      ---------   --------

  Total adjustments.................................................................       (839)       533
                                                                                      ---------   --------

Net cash provided by (used in) operating activities.................................       (323)     1,165
- ----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) in federal funds sold and securities under resale agreements.........     (5,009)    (1,428)
Purchases of investment securities..................................................          -     (2,419)
Purchase of investment securities--available for sale...............................       (769)         -
Purchase of debt investment securities--held to maturity............................       (240)         -
Purchase of venture capital investments.............................................       (100)         -
Proceeds from maturities of debt securities.........................................          -      2,473
Proceeds from maturities of debt securities--available for sale.....................        695          -
Proceeds from maturities of debt securities--held to maturity.......................        200          -
Proceeds from sales of debt securities..............................................          -          2
Proceeds from sales of debt securities--available for sale..........................         82          -
Proceeds from sales of equity securities............................................          -        548
Proceeds from sales of equity securities--available for sale........................         48          -
Proceeds from sales of venture capital investments..................................        257          -
Net (increase) in credit card receivables...........................................     (1,359)    (1,806)
Credit card receivables securitized.................................................      2,000      1,700
Net (increase) decrease in loans of bank subsidiaries...............................       (798)       620
Loans made to customers and purchased from others by nonbank subsidiaries...........       (436)      (227)
Principal collected on and proceeds from sale of loans by nonbank subsidiaries......        470        206
Loan recoveries.....................................................................         63         70
Purchases of premises and equipment.................................................       (127)      (153)
Proceeds from sales of premises and equipment.......................................         24         38
Net cash and cash equivalents due to mergers and acquisitions.......................         44          -
                                                                                      ---------   --------

Net cash (used in) investing activities.............................................     (4,955)      (376)
- ----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in demand and savings deposits.......................................     (1,386)      (803)
Net (decrease) in time deposits.....................................................     (1,016)    (1,475)
Net increase in deposits in foreign offices.........................................      2,993      1,980
Net increase in federal funds purchased and securities under repurchase agreements..      3,998        508
Proceeds from other funds borrowed..................................................    184,536     60,548
Repayment of other funds borrowed...................................................   (181,392)   (58,676)
Proceeds from issuance of long-term debt............................................        203        719
Repayment of long-term debt.........................................................         (7)      (339)
Net increase (decrease) in other liabilities........................................       (197)       239
Dividends paid......................................................................       (155)      (114)
Proceeds from issuance of common stock..............................................          8         37
Proceeds from issuance of preferred stock...........................................          -        196
Payment for purchase of treasury stock..............................................        (76)         -
Proceeds from reissuance of treasury stock..........................................         12          3
Redemption of preferred stock.......................................................       (150)        (1)
                                                                                      ---------   --------
Net cash provided by financing activities...........................................      7,371      2,822
- ----------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS........................       (123)       (72)
- ----------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................      1,970      3,539
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................      9,953      9,338
                                                                                      ---------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................  $  11,923   $ 12,877
                                                                                      =========   ========
- ----------------------------------------------------------------------------------------------------------

See Note 7 on page 28.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
- ------

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


Note 2
- ------

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

- -----------------------------------------------------------------------------------------------
                                                                               Nine Months
                                                                                Ended
(In millions)                                                                 September 30
                                                                          1994            1993
- -----------------------------------------------------------------------------------------------
PRIMARY
  Net income.........................................................   $516.3          $631.7
  Preferred stock dividends (1)......................................     42.1            43.2
                                                                        ------          ------
  Net income attributable to common
    stockholders' equity.............................................   $474.2          $588.5
                                                                        ======          ======
  Average number of common and
    common-equivalent shares.........................................     89.7            84.8
                                                                        ======          ======
FULLY DILUTED
  Net income.........................................................   $516.3          $631.7
  Preferred stock dividends, excluding
    convertible Series A and B, where applicable (1).................     33.5            32.7
                                                                        ------          ------
  Fully diluted net income...........................................   $482.8          $599.0
                                                                        ======          ======
  Average number of shares,
    assuming full dilution...........................................     93.5            90.3
                                                                        ======          ======
- -----------------------------------------------------------------------------------------------
(1)  1994 results include $4.5 million of additional preferred dividends, which represents a
     3 percent premium over the $150 million par value of the Corporation's Preferred Stock, Series D, that was redeemed on July 1, 1994.

Note 3
- ------

At September 30, 1994, credit card receivables aggregated $5.0 billion. These receivables are available for sale at face value through credit card securitization programs.

Note 4
- ------

The reserve for credit losses related to securitized credit card receivables is included in other assets on the Corporation's consolidated balance sheet to the extent that the reserve offsets the receivables due from the securitization trust. Any remaining reserve balance is included in other liabilities. This reserve totaled $268 million at September 30, 1994, compared with $196 million at year-end 1993 and $211 million a year ago.

Note 5
- ------

Included in other assets on the Corporation's consolidated balance sheet are accelerated disposition portfolio assets of $50 million at September 30, 1994, compared with $107 million at year-end 1993 and $211 million a year ago. These assets are carried at the lower of the initially established carrying value or their estimated disposition value.

Of these assets, $33 million were nonperforming at September 30, 1994, compared with $87 million at year-end 1993 and $100 million a year ago.


Note 6
- ------

Offsetting of Amounts Related to Certain Contracts
- --------------------------------------------------

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

At December 31, 1993, the fair value of currency options purchased totaled $536 million, while the fair value of currency options written totaled $501 million. At September 30, 1993, the fair value of currency options purchased totaled $568 million, while the fair value of currency options written totaled $476 million. These amounts are recorded in other assets and other liabilities, respectively.

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

Accounting for Loan Impairment
- ------------------------------

In May 1993, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. This standard was recently amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure. SFAS No. 114 addresses the accounting for loans when it is probable that all principal and interest amounts due on a loan will not be collected in accordance with its contractual terms (i.e. "impaired loans"). Pursuant to SFAS No. 114, to the extent the recorded investment of an impaired loan exceeds the present value of the loan's expected future cash flows or other measures of value, a valuation allowance is established for the difference with a corresponding charge to the provision for credit losses. The Corporation does not expect the adoption of SFAS No. 114 to have a material impact on the results of its operations and financial position. However, the future impact at the adoption date is not currently determinable since it would be based on the existing impaired loans as of that date.

SFAS No. 114 also changes the definition of In-Substance Foreclosures (ISFs), with the result that a larger portion of currently reported ISFs would be reclassified as nonaccrual loans. The Corporation intends to adopt this new ISF definition concurrent with the adoption of the other provisions of SFAS No. 114.

SFAS No. 118 allows for existing income recognition practices to continue.

These standards are effective for financial statements issued for periods beginning after December 15, 1994.


Note 7
- ------

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

Loans of $12 million and $32 million were transferred to other real estate in the first nine months of 1994 and 1993, respectively.

Note 8
- ------

The ratio of income to fixed charges for the nine months ended September 30, 1994, excluding interest on deposits was 2.1x, and including interest on deposits was 1.6x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.

Note 9
- ------

In November 1993, the Corporation and Lake Shore Bancorp, Inc. (Lake Shore) signed a definitive agreement providing for the merger of Lake Shore into the Corporation. Lake Shore, with approximately $1.2 billion in assets and capital of approximately $123 million as of July 8, 1994, had seven locations in the Chicago metropolitan area. It was the holding company for Lake Shore National Bank, Chicago, Illinois, and Bank of Hinsdale, Hinsdale, Illinois.

The combination was consummated on July 8, 1994. Consideration tendered for Lake Shore shares and stock options was approximately $323 million, which consisted of approximately 6.4 million common shares of the Corporation. The agreement provided that each share or share equivalent of Lake Shore common stock be exchanged for the Corporation's common stock valued at $31.08. The exchange ratio was based on the average closing price of the Corporation's common stock during a 20-day trading period beginning on June 7, 1994, and ending on July 5, 1994, with a minimum price of $37 and a maximum of $53 per share. The average closing price of the Corporation's common stock during the 20-day trading period was $50.406 per share.

The combination was accounted for on a pooling-of-interest basis; however, because the transaction was not considered significant from an accounting perspective, the Corporation did not restate either 1994 or prior-year financial data.

Note 10
- -------

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

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
- -----------------------------------------------------------------------------
INVESTMENT SECURITIES

Investment securities included in the consolidated balance sheet as of September 30, 1994, were as follows:

- -----------------------------------------------------------------------------------------------------------
                                             Book        Cost       Unrealized       Unrealized        Fair
(In millions)                               Value       Basis            Gains           Losses       Value
- -----------------------------------------------------------------------------------------------------------

U.S. government and federal agency
    Held to maturity......................  $  315      $  315            $  -             $  5      $  310
    Available for sale....................     461         466               -                5         461
                                            ------      ------            ----             ----      ------
  Total...................................     776         781               -               10         771

States and political subdivisions
    Held to maturity......................     189         189               7                1         195
    Available for sale....................       -           -               -                -           -
                                            ------      ------            ----             ----      ------
  Total...................................     189         189               7                1         195

Other securities
  Bonds, notes and debentures
    Held to maturity......................       4           4               -                -           4
    Available for sale....................       9           9               -                -           9
                                            ------      ------            ----             ----      ------
  Total...................................      13          13               -                -          13

  Equity securities (1)
    Venture capital.......................   1,372         914             560              102       1,372
    Available for sale (2)................     164         163               1                -         164
                                            ------      ------            ----             ----      ------
  Total...................................   1,536       1,077             561              102       1,536

 Total investment securities..............  $2,514      $2,060            $568             $113      $2,515
                                            ======      ======            ====             ====      ======
- -----------------------------------------------------------------------------------------------------------
(1) The fair values for certain securities for which market quotations are not available have been estimated.  In addition, the values reflect liquidity and other market-related factors.
(2) Includes Federal Reserve stock.

IMPACT OF CREDIT CARD SECURITIZATION

For analytical purposes only, the following table shows income statement line items for the Corporation adjusted for the net impact of securitization of credit card receivables.

- ---------------------------------------------------------------------------------------------------------
                          Three Months Ended September 30, 1994     Three Months Ended September 30, 1993
                          -------------------------------------     -------------------------------------
                                       Credit Card                               Credit Card
(In millions)             Reported   Securitizations   Adjusted     Reported   Securitizations   Adjusted
- ---------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis..      $341        $148           $489           $341        $128           $469
Provision for credit
  losses................        55          65            120             65          61            126
Noninterest income......       455         (83)           372            685         (67)           618
Noninterest expense.....       491           -            491            476           -            476
Net income..............       154           -            154            284           -            284

Assets--quarter-end.....   $65,747      $6,367        $72,114        $53,173      $5,333        $58,506
      --average.........    66,050       5,925         71,975         56,932       5,170         62,102
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------
                          Nine Months Ended September 30, 1994      Nine Months Ended September 30, 1993
                          -------------------------------------     -------------------------------------
                                       Credit Card                               Credit Card
(In millions)             Reported   Securitizations   Adjusted     Reported   Securitizations   Adjusted
- ---------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis..    $1,015       $ 398         $1,413        $   957       $ 340         $1,297
Provision for credit
  losses................       148         183            331            200         172            372
Noninterest income......     1,386        (215)         1,171          1,679        (168)         1,511
Noninterest expense.....     1,437           -          1,437          1,376           -          1,376
Net income..............       516           -            516            632           -            632

Assets--quarter-end.....   $65,747       $6,367       $72,114        $53,173      $5,333        $58,506
      --average.........    62,672        5,293        67,965         56,570       4,718         61,288
- ---------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

- ------------------------------------------------------------------------------------------------------------
(In millions)                                 September 30   June 30   March 31   December 31  September 30
                                                      1994      1994       1994          1993          1993
- ------------------------------------------------------------------------------------------------------------
Balance, beginning of quarter

 Commercial.................................         $ 502     $ 507      $ 488         $ 490         $ 487
 Consumer...................................           179       203        195           147           140
                                                     -----     -----      -----         -----         -----
  Total balance, beginning of quarter.......           681       710        683           637           627
- ------------------------------------------------------------------------------------------------------------
Provision for credit losses
 Commercial.................................             5       (14)         7             8            19
 Consumer...................................            50        57         43            62            46
                                                     -----     -----      -----         -----         -----
  Total provision for credit losses.........            55        43         50            70            65
- ------------------------------------------------------------------------------------------------------------
Charge-offs
 Commercial
  Domestic
   Commercial...............................             7         2          6             5             3
   Real estate..............................             4        12          2            10            21
   Other....................................             2         -          1             1             1
  Foreign, including TCD....................             -         -          3             8             -
 Consumer
  Credit card...............................            39        49         50            39            33
  Other.....................................             4         2          2             3             1
                                                     -----     -----      -----         -----         -----
   Total charge-offs........................            56        65         64            66            59
- ------------------------------------------------------------------------------------------------------------
Recoveries
 Commercial
  Domestic
   Commercial...............................             3         3          3             3             2
   Real estate..............................             -         1          2             1             -
   Other....................................             -         1          5             3             2
  Foreign, including TCD....................             7        18         14             7             5
 Consumer
  Credit card...............................             7         7          7            13            13
  Other.....................................             1         1          -             -             -
                                                     -----     -----      -----         -----         -----
   Total recoveries.........................            18        31         31            27            22
- ------------------------------------------------------------------------------------------------------------
Net charge-offs/(recoveries)
 Commercial.................................             3        (9)       (12)           10            16
 Consumer...................................            35        43         45            29            21
                                                     -----     -----      -----         -----         -----
Total net charge-offs/(recoveries)..........            38        34         33            39            37
- ------------------------------------------------------------------------------------------------------------
Other
  Commercial................................            16         -          -             -             -
  Consumer..................................           (31)      (38)        10            15           (18)
                                                     -----     -----      -----         -----         -----
   Total....................................           (15)      (38)        10            15           (18)
- ------------------------------------------------------------------------------------------------------------
Balance, end of quarter
 Commercial.................................           520       502        507           488           490
 Consumer...................................           163       179        203           195           147
                                                     -----     -----      -----         -----         -----
   Total balance, end of quarter............         $ 683     $ 681      $ 710         $ 683         $ 637
                                                     =====     =====      =====         =====         =====
- ------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

- --------------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
- --------------------------------------------------------------------------------------------------------------------------------
(Three Months Ended)                                                  September 30, 1994                  June 30, 1994
- --------------------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                      Average                Average    Average                Average
(Dollars in millions)                                           Balance    Interest       Rate    Balance    Interest       Rate
- --------------------------------------------------------------------------------------------------------------------------------
Assets
Due from banks--interest-bearing (A)........................    $ 8,029      $ 97.8       4.83%   $ 7,556      $ 82.5       4.38%
Federal funds sold and securities under resale agreements...     15,102       175.3       4.61     13,287       133.7       4.04
Trading account assets......................................      5,044        76.6       6.03      4,342        56.9       5.26
Investment securities
   U.S. government and federal agency.......................        801         9.5       4.71        518         5.6       4.34
   States and political subdivisions........................        189         4.3       9.03        141         3.2       9.10
   Other....................................................      1,577         6.5       1.64      1,680         8.6       2.05
- --------------------------------------------------------------------------------------------------------------------------------
   Total investment securities..............................      2,567        20.3       3.14      2,339        17.4       2.98

Loans (B)(C)
   Domestic offices.........................................     21,776       459.2       8.65     21,166       428.9       8.41
   Foreign offices..........................................      1,708        21.4       4.97      1,774        44.3      10.02
- --------------------------------------------------------------------------------------------------------------------------------
Total loans.................................................     23,484       480.6       8.37     22,940       473.2       8.54
- --------------------------------------------------------------------------------------------------------------------------------
   Total earning assets (D).................................     54,226       850.6       6.22     50,464       763.7       6.07
Cash and due from banks--noninterest-bearing................      4,073                             4,222
Allowance for credit losses.................................       (695)                             (711)
Other assets................................................      8,446                             6,515
- --------------------------------------------------------------------------------------------------------------------------------
Total assets................................................    $66,050                           $60,490
                                                                =======                           =======
- --------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
   Savings..................................................    $ 8,174      $ 49.8       2.42%   $ 8,018      $ 44.9       2.25%
   Time.....................................................      4,721        46.9       3.94      4,435        34.2       3.09
   Foreign offices (E)......................................      9,509       107.2       4.47      9,553       103.8       4.36
- --------------------------------------------------------------------------------------------------------------------------------
      Total deposits--interest-bearing......................     22,404       203.9       3.61     22,006       182.9       3.33
Federal funds purchased and securities under repurchase
   agreements...............................................     13,085       149.6       4.54     11,140       110.0       3.96
Other funds borrowed........................................      8,962       112.8       4.99      8,146        90.8       4.47
Long-term debt..............................................      2,271        43.5       7.60      2,267        41.3       7.31
- --------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities.......................     46,722       509.8       4.33     43,559       425.0       3.91
Demand deposits.............................................      7,005                             7,003
Other liabilities...........................................      7,897                             5,504
Preferred stock.............................................        611                               761
Common stockholders' equity.................................      3,815                             3,663
- --------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity............    $66,050                           $60,490
                                                                =======                           =======

Interest income/earning assets..............................                 $850.6       6.22%                $763.7       6.07%
Interest expense/earning assets.............................                  509.8       3.73                  425.0       3.38
- --------------------------------------------------------------------------------------------------------------------------------
Net interest margin.........................................                 $340.8       2.49%                $338.7       2.69%
                                                                             ======       ====                 ======       =====

(A)  Principally balances in overseas offices.

(B) Rates are calculated on average lease-financing receivables balances reduced by deferred liability for taxes.

(C) Nonperforming loans are included in average balances used to determine rates.

(D) Includes a tax-equivalent adjustment based on the current federal income tax rate. The tax-equivalent adjustment for the third quarter of 1993 reflects the year-to-date impact of the increase in the federal tax rate to 35%, including the required revaluation of the leveraged lease portfolio. The tax-equivalent adjustment for the three months ended September 30, 1994, was $6.4 million, compared with $5.9 million, $4.9 million, $6.2 million and $17.5 million for the three months ended June 30, 1994, March 31, 1994, December 31, 1993, and September 30, 1993.

(E) Includes International Banking Facilities deposit balances in domestic offices and balances of Edge Act and overseas offices.

- --------------------------------------------------------------------------------------------------
        March 31, 1994                  December 31, 1993                 September 30, 1993
- --------------------------------------------------------------------------------------------------
Average                Average    Average                Average    Average                Average
Balance    Interest       Rate    Balance    Interest       Rate    Balance    Interest       Rate
- --------------------------------------------------------------------------------------------------

$ 7,974      $ 75.0       3.81%   $ 7,219      $ 70.0       3.85%   $ 7,582      $ 73.3       3.84%
 11,744        91.0       3.14     12,171        89.6       2.92     11,610        88.6       3.03
  4,672        59.5       5.16      4,595        56.8       4.90      5,152        59.7       4.60

    793         7.4       3.78        810         6.8       3.33        618         6.8       4.37
    150         3.3       8.92        180         4.0       8.82        211         4.9       9.21
  1,667         6.8       1.65      1,622         7.9       1.93      1,458         5.3       1.44
- --------------------------------------------------------------------------------------------------
  2,610        17.5       2.72      2,612        18.7       2.84      2,287        17.0       2.95


 20,639       414.3       8.43     20,426       392.3       7.89     19,735       394.2       8.16
  1,849        26.2       5.75      1,954        26.5       5.38      2,037        53.4      10.40
- --------------------------------------------------------------------------------------------------
 22,488       440.5       8.20     22,380       418.8       7.67     21,772       447.6       8.38
- --------------------------------------------------------------------------------------------------
 49,488       683.5       5.60     48,977       653.9       5.30     48,403       686.2       5.62
  4,257                             4,128                             3,885
   (693)                             (654)                             (619)
  8,423                             5,257                             5,263
- --------------------------------------------------------------------------------------------------
$61,475                           $57,708                           $56,932
=======                           =======                           =======
- --------------------------------------------------------------------------------------------------


$ 8,100      $ 41.3       2.07%   $ 7,952      $ 40.6       2.03%   $ 8,296      $ 40.7       1.95%
  4,748        29.6       2.53      5,004        37.4       2.97      4,988        32.3       2.57
  9,343        83.0       3.60      8,714        78.7       3.58      9,113        82.8       3.60
- --------------------------------------------------------------------------------------------------
 22,191       153.9       2.81     21,670       156.7       2.87     22,397       155.8       2.76

 10,683        81.8       3.11     10,798        81.1       2.98      9,800        74.2       3.00
  7,273        71.4       3.98      7,020        70.2       3.97      7,238        73.4       4.02
  2,211        40.9       7.50      2,088        39.0       7.41      2,255        42.2       7.42
- --------------------------------------------------------------------------------------------------
 42,358       348.0       3.33     41,576       347.0       3.31     41,690       345.6       3.29
  7,175                             7,405                             6,946
  7,561                             4,515                             4,292
    761                               761                               827
  3,620                             3,451                             3,177
- --------------------------------------------------------------------------------------------------
$61,475                           $57,708                           $56,932
=======                           =======                           =======

             $683.5       5.60%                $653.9       5.30%                $686.2       5.62%
              348.0       2.85                  347.0       2.81                  345.6       2.83
- --------------------------------------------------------------------------------------------------
             $335.5       2.75%                $306.9       2.49%                $340.6       2.79%
             ======       ====                 ======       ====                 ======      =====

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
- -----------------------------------------------------------------------------------------------------------------------
(Nine Months Ended September 30)                                         1994                          1993
- -----------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                   Average             Average   Average             Average
(Dollars in millions)                                        Balance   Interest    Rate    Balance   Interest    Rate
- -----------------------------------------------------------------------------------------------------------------------
Assets
Due from banks--interest-bearing (A).......................  $ 7,853   $  255.3     4.35%  $ 7,515   $  228.0     4.06%
Federal funds sold and securities under resale agreements..   13,378      400.0     4.00    11,395      255.2     2.99
Trading account assets.....................................    4,686      193.0     5.51     4,774      166.9     4.67
Investment securities
  U.S. government and federal agency.......................      704       22.5     4.27       696       22.9     4.40
  States and political subdivisions........................      160       10.8     9.02       228       15.7     9.21
  Other....................................................    1,641       21.9     1.78     1,509       25.9     2.29
- -----------------------------------------------------------------------------------------------------------------------
  Total investment securities..............................    2,505       55.2     2.95     2,433       64.5     3.54

Loans (B)(C)
  Domestic offices.........................................   21,195    1,302.4     8.50    20,149    1,175.0     8.01
  Foreign offices..........................................    1,776       91.9     6.92     2,098      118.8     7.57
- -----------------------------------------------------------------------------------------------------------------------
Total loans................................................   22,971    1,394.3     8.37    22,247    1,293.8     7.96
- -----------------------------------------------------------------------------------------------------------------------
    Total earning assets (D)...............................   51,393    2,297.8     5.98%   48,364    2,008.4     5.55%
Cash and due from banks--noninterest-bearing...............    4,184                         3,708
Allowance for credit losses................................     (699)                         (623)
Other assets...............................................    7,794                         5,121
- -----------------------------------------------------------------------------------------------------------------------
Total assets...............................................  $62,672                       $56,570
                                                             =======                       =======
- -----------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings..................................................  $ 8,097   $  136.0     2.25%  $ 8,139   $  122.2     2.01%
  Time.....................................................    4,635      110.7     3.19     5,533      106.5     2.57
  Foreign offices (E)......................................    9,468      294.0     4.15     9,367      258.7     3.69
- -----------------------------------------------------------------------------------------------------------------------
    Total  deposits--interest-bearing......................   22,200      540.7     3.26    23,039      487.4     2.83
Federal funds purchased and securities under repurchase
  agreements...............................................   11,636      341.4     3.92     9,884      227.0     3.07
Other funds borrowed.......................................    8,127      275.0     4.52     7,050      225.6     4.28
Long-term debt.............................................    2,250      125.7     7.47     2,047      111.3     7.27
- -----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities.......................   44,213    1,282.8     3.88    42,020    1,051.3     3.35
Demand deposits............................................    7,061                         6,839
Other liabilities..........................................    6,988                         3,934
Preferred stock............................................      711                           805
Common stockholders' equity................................    3,699                         2,972
- -----------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity.............  $62,672                       $56,570
                                                             =======                       =======

Interest income/earning assets.............................            $2,297.8     5.98%            $2,008.4     5.55%
Interest expense/earning assets............................             1,282.8     3.34              1,051.3     2.91
- -----------------------------------------------------------------------------------------------------------------------
Net interest margin........................................            $1,015.0     2.64%            $  957.1     2.64%
                                                                       ========     ====             ========     ====

(A)  Principally balances in overseas offices.
(B) Rates are calculated on average lease-financing receivables balances reduced by deferred liability for taxes.
(C) Nonperforming loans are included in average balances used to determine rates.
(D) Includes tax-equivalent adjustments of $17.2 million and $32.0 million based on 35% federal income tax rate for the nine months ended September 30, 1994 and 1993.
(E) Includes International Banking Facilities deposit balances in domestic offices and balances of Edge Act and overseas offices.

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
FIVE-QUARTER CONSOLIDATED INCOME STATEMENT

- -------------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months Ended
                                                                         Sept. 30   June 30  March 31   Dec. 31  Sept. 30
(Dollars in millions, except per share data)                                 1994      1994      1994      1993      1993
- -------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans.............................................    $476.9    $470.3    $437.6    $415.3    $433.0
Interest on bank balances..............................................      97.8      82.5      75.0      70.0      73.3
Interest on federal funds sold and securities under resale agreements..     175.3     133.7      91.0      89.6      88.6
Interest on trading account assets.....................................      76.0      56.7      59.1      56.3      59.2
Interest on investment securities (including dividends)................      18.2      14.6      15.9      16.5      14.6
                                                                           ------    ------    ------    ------    ------
          Total........................................................     844.2     757.8     678.6     647.7     668.7
- -------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits...................................................     203.9     182.9     153.9     156.7     155.8
Interest on federal funds purchased and securities under repurchase
 agreements............................................................     149.6     110.0      81.8      81.1      74.2
Interest on other funds borrowed.......................................     112.8      90.8      71.4      70.2      73.4
Interest on long-term debt.............................................      43.5      41.3      40.9      39.0      42.2
                                                                           ------    ------    ------    ------    ------
          Total........................................................     509.8     425.0     348.0     347.0     345.6
- -------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME....................................................     334.4     332.8     330.6     300.7     323.1
Provision for credit losses............................................      55.0      43.0      50.0      70.0      65.0
                                                                           ------    ------    ------    ------    ------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES..................     279.4     289.8     280.6     230.7     258.1
- -------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits (losses)......................................      41.6      36.7     (24.7)     61.2      77.3
Equity securities gains................................................      20.0       3.9     134.2      40.1     228.2
Investment securities gains (losses)...................................      (2.2)      0.6       0.5       0.9      (0.8)
                                                                           ------    ------    ------    ------    ------
     Market-driven revenue.............................................      59.4      41.2     110.0     102.2     304.7
Credit card fee revenue................................................     221.1     193.9     182.3     196.6     186.7
Service charges and commissions........................................     112.8     104.2     101.3     122.4     108.0
Fiduciary and investment management fees...............................      48.6      49.3      52.4      50.7      47.9
Other income...........................................................      13.2      40.2      55.9      51.1      38.1
                                                                           ------    ------    ------    ------    ------
          Total........................................................     455.1     428.8     501.9     523.0     685.4
- -------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits.........................................     225.1     212.9     207.4     226.5     217.7
Occupancy expense of premises, net.....................................      32.0      35.7      34.8      35.7      37.0
Equipment rentals, depreciation and maintenance........................      35.1      32.3      53.3      30.3      26.5
Other expense..........................................................     199.2     179.7     189.0     189.4     194.3
                                                                           ------    ------    ------    ------    ------
          Total........................................................     491.4     460.6     484.5     481.9     475.5
- -------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES.............................................     243.1     258.0     298.0     271.8     468.0
  Applicable income taxes..............................................      89.3      89.3     104.2      99.0     183.9
                                                                           ------    ------    ------    ------    ------
NET INCOME.............................................................    $153.8    $168.7    $193.8    $172.8    $284.1
                                                                           ======    ======    ======    ======    ======
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY.................    $143.8    $150.4    $180.0    $159.0    $270.3
                                                                           ======    ======    ======    ======    ======
- -------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Net Income - Primary.................................................     $1.54     $1.71     $2.05     $1.81     $3.14
  Net Income - Fully diluted...........................................     $1.51     $1.67     $2.00     $1.77     $2.97
- -------------------------------------------------------------------------------------------------------------------------
Average number of common and common-equivalent shares (in millions)....      93.4      88.0      87.7      87.7      86.1
Average number of shares, assuming full dilution (in millions).........      97.1      91.8      91.6      91.5      91.9
Average full-time-equivalent staff.....................................    17,727    17,366    17,281    17,118    17,316

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

- --------------------------------------------------------------------------------------------------------
                                                                   1994                    1993
- --------------------------------------------------------------------------------------------------------
                                                    September      June      March   December  September
(Dollars in millions, except per share data)               30        30         31         31         30
- --------------------------------------------------------------------------------------------------------
NET INTEREST INCOME DATA
Actual
  Net interest income--tax-equivalent basis......     $ 340.8   $ 338.7    $ 335.5    $ 306.9    $ 340.6
  Average earning assets.........................      54,226    50,464     49,488     48,977     48,403
  Net interest margin............................        2.49%     2.69%      2.75%      2.49%      2.79%
Adjusted (1)
  Net interest income--tax-equivalent basis......     $ 485.5   $ 463.7    $ 455.2    $ 436.6    $ 465.1
  Average earning assets.........................      50,046    47,382     47,004     47,810     46,325
  Net interest margin............................        3.85%     3.93%      3.93%      3.62%      3.98%
- --------------------------------------------------------------------------------------------------------
AT QUARTER-END
BALANCE SHEET DATA
Assets...........................................     $65,747   $64,089    $59,843    $52,560    $53,173
Deposits.........................................      29,670    28,577     28,833     28,186     29,379
Loans............................................      23,817    23,680     23,782     23,103     21,969
Long-term debt...................................       2,272     2,269      2,265      2,065      2,091
Common stockholders' equity......................       3,930     3,763      3,647      3,503      3,378
Stockholders' equity.............................       4,541     4,524      4,408      4,264      4,139
- --------------------------------------------------------------------------------------------------------
CAPITAL DATA (2)
Common equity/assets.............................         6.6%      6.5%       6.6%       7.2%       7.0%
Regulatory leverage ratio (3)....................         7.8       8.0        7.8        8.0        8.0
Risk-based capital (3)
  Tier 1 capital ratio...........................         9.2       8.9        9.1        8.8        8.7
  Total capital ratio............................        13.9      13.8       14.2       13.6       13.5
  Tier 1 capital.................................     $ 4,319   $ 4,148    $ 4,182    $ 4,098    $ 3,969
  Total capital..................................       6,561     6,424      6,509      6,292      6,179
- --------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
FOR THE QUARTER ENDED
Net income as a percentage of:
  Average stockholders' equity...................        13.8%     15.3%      17.9%      16.3%      28.2%
  Average common stockholders' equity............        15.0      16.5       20.2       18.3       33.8
  Average total assets...........................        0.92      1.12       1.28       1.19       1.98
  Average earning assets.........................        1.13      1.34       1.59       1.40       2.33
Stockholders' equity as a percentage of:
  Total assets...................................         6.9       7.1        7.4        8.1        7.8
  Total loans....................................        19.1      19.1       18.5       18.5       18.8
  Total deposits.................................        15.3      15.8       15.3       15.1       14.1
Average stockholders' equity as a percentage of:
  Average assets.................................         6.7       7.3        7.1        7.3        7.0
  Average loans..................................        18.8      19.3       19.5       18.8       18.4
  Average deposits...............................        15.1      15.3       14.9       14.5       13.6
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------
COMMON STOCK DATA
FOR THE QUARTER ENDED
Market price
  High...........................................     $52 1/4   $55 1/2    $52 3/8    $50 5/8    $49 1/4
  Low............................................      45 1/2    46 5/8     41 1/8     40 7/8     40 7/8
  At quarter-end.................................      45 7/8    48 1/8     48 1/8     43 1/4     48 3/4
Price earnings ratio.............................         6.5       5.5        5.5        4.9        5.8
Book value.......................................     $ 42.79   $ 43.40    $ 42.19    $ 40.55    $ 39.03
Market price/book value..........................         107%      111%       114%       107%       125%
Dividends declared on common stock...............     $  0.50   $  0.50    $  0.40    $  0.40    $  0.30
- --------------------------------------------------------------------------------------------------------

(1) Adjusted to exclude impact of securitization of credit card receivables and the activity of FCCM, the Corporation's capital markets subsidiary.
(2)   Net of investment in FCCM.
(3) June 30, 1994 excludes $150 million of Preferred Stock, Series D, that was redeemed on July 1, 1994.

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1994
                                          ------------------------------

                                 OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
           For the transition period from               to
                                          -------------    -------------
           Commission file number 1-6052
                                  --------------------------------------


                           FIRST CHICAGO CORPORATION
         -------------------------------------------------------------
            (exact name of registrant as specified in its charter)

                      DELAWARE                              36-2669970
         -------------------------------------------------------------
           (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)          Identification No.)

         ONE FIRST NATIONAL PLAZA   CHICAGO, ILLINOIS            60670
         -------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 312-732-4000
         -------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                   NO CHANGE
         -------------------------------------------------------------
            (Former name, former address and former fiscal year, if
            changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1994.


         Class                              Number of Shares Outstanding
- -------------------------                   ----------------------------
Common Stock $5 par value                              92,425,000

                        FORM 10-Q CROSS-REFERENCE INDEX

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. Financial Statements
- ----------------------------
                                                                  Page
                                                                 ------
 Consolidated Balance Sheet --
  September 30, 1994 and 1993 and December 31, 1993                 22

 Consolidated Income Statement --
  Three and Nine Months Ended September 30, 1994 and 1993           23

 Consolidated Statement of Changes in Stockholders' Equity --
  Nine Months Ended September 30, 1994 and 1993                     24

 Consolidated Statement of Cash Flows --
  Nine Months Ended September 30, 1994 and 1993                     25

 Notes to Consolidated Financial Statements                      26-29

 Selected Statistical Information                                   1,
                                                                16-18,
                                                                30-37

ITEM 2. Management's Discussion and Analysis of Financial
- ---------------------------------------------------------
 Condition and Results of Operations                             1-21
- ------------------------------------

                          PART II - OTHER INFORMATION
                          ---------------------------
ITEM 1. Legal Proceedings                                          40
- -------------------------
ITEM 2. Changes in Securities                                      40
- -----------------------------

ITEM 3. Defaults Upon Senior Securities                            40
- ---------------------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders        40
- -----------------------------------------------------------

ITEM 5. Other Information                                          40
- -------------------------

ITEM 6. Exhibits and Reports on Form 8-K                           40
- ----------------------------------------

Signatures                                                         41


                          PART II. - OTHER INFORMATION
                          ----------------------------

ITEM 1. Legal Proceedings
- -------------------------

      None

ITEM 2. Changes in Securities
- -----------------------------

      None

ITEM 3. Defaults Upon Senior Securities
- ---------------------------------------

      Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

      None

ITEM 5. Other Information
- -------------------------

      None

ITEM 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

   (a) Exhibit 12  Statements re computation of ratios.

       Exhibit 27  Financial Data Schedules

   (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 1994.

        Date                                Item Reported
       -------                              -------------
        7/8/94           Registrant's announcement of the completion of the
                         acquisition of Lake Shore Bancorp, Inc.


       7/13/94           The Registrant's earnings for the quarter ended June
                         30, 1994.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FIRST CHICAGO CORPORATION
                                      -------------------------------
                                           (Registrant)



Date   November xx, 1994                        Richard L. Thomas
     ---------------------               ------------------------------
                                                Richard L. Thomas
                                              Chairman of the Board



Date   November xx, 1994                        William J. Roberts
     ---------------------               ------------------------------
                                                William J. Roberts
                                          Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number            Description of Exhibit                      Page
- --------------            ----------------------                      ----

     12 -               Statement re computation of ratios.           43

     27 -               Financial Data Schedules                      44

                                      42