Form 10-K405
period 1994-12-31
FIRST CHICAGO CORP
filed 1995-03-17
CIK 36161

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994        COMMISSION FILE NUMBER 1-6052

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
Common Stock, $5.00 par value                           New York Stock Exchange
                                                        Chicago Stock Exchange
                                                        Pacific Stock Exchange
Preferred Stock with Cumulative and Adjustable
 Dividends ($50 stated value), no par value             New York Stock Exchange
Preferred Stock with Cumulative and Adjustable
 Dividends, Series B ($100 stated value), no par value  New York Stock Exchange
Preferred Stock with Cumulative and Adjustable
 Dividends, Series C ($100 stated value), no par value  New York Stock Exchange
Depositary Shares, each representing one-twenty-fifth
 of a share of 8.45% Cumulative Preferred Stock,
 Series E ($625 stated value), no par value             New York Stock Exchange
Depositary Shares, each representing one-hundredth of
 a share of 5 3/4% Cumulative Convertible Preferred
 Stock, Series B ($5,000 stated value), no par value    New York Stock Exchange
Preferred Share Purchase Rights                         New York Stock Exchange
                                                        Chicago Stock Exchange
                                                        Pacific Stock Exchange
8 1/2% Notes Due June 1, 1998                           New York Stock Exchange
5 1/2% Exchangeable Notes Due February 15, 1997         New York Stock Exchange
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF CLASS
- --------------
8.45% Cumulative Preferred Stock, Series E ($625
 stated value)
5 3/4% Cumulative Convertible Preferred Stock, Series
 B ($5,000 stated value)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
  The aggregate market value of voting stock held by nonaffiliates of the Corporation as of December 31, 1994, was approximately $3,976,000,000. At
December 31, 1994, the Corporation had 89,859,798 shares of its Common Stock, $5.00 par value, outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
  PORTIONS OF THE CORPORATION'S 1994 ANNUAL REPORT TO STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PARTS I, II AND IV HEREOF, AND PORTIONS OF THE CORPORATION'S DEFINITIVE PROXY STATEMENT DATED MARCH 17, 1995, ARE INCORPORATED
BY REFERENCE INTO PART III HEREOF.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           FIRST CHICAGO CORPORATION

                                FORM 10-K INDEX

                                                                            PAGE
                                                                            ----
PART I

 Item 1.      Business...................................................     2
              Description of Business....................................     2
              Employees..................................................     5
              Competition................................................     5
              Monetary Policy and Economic Controls......................     5
              Supervision and Regulation.................................     6
              Financial Review...........................................    10
              Certain Statistical Information............................    11
 Item 2.      Properties.................................................    20
 Item 3.      Legal Proceedings..........................................    21
 Item 4.      Submission of Matters to a Vote of Security Holders........    21
 Executive Officers of the Registrant.....................................   21

PART II

 Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................    21
 Item 6.      Selected Financial Data....................................    21
 Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    21
 Item 8.      Financial Statements and Supplementary Data................    22
 Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................    22

PART III

 Item 10.     Directors and Executive Officers of the Registrant.........    22
 Item 11.     Executive Compensation.....................................    22
 Item 12.     Security Ownership of Certain Beneficial Owners and
               Management................................................    22
 Item 13.     Certain Relationships and Related Transactions.............    22

PART IV

 Item 14.     Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K..................................................    22

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

                                    General

  First Chicago Corporation (the "Corporation") is a multibank holding company incorporated in Delaware in l969. The principal asset of the Corporation is the capital stock of The First National Bank of Chicago ("FNBC"). The Corporation also owns all the outstanding capital stock of American National Corporation ("ANC") and FCC National Bank. ANC is the holding company for American National Bank and Trust Company of Chicago ("ANB") and American National Bank and Trust Company of Wisconsin. FCC National Bank is a Delaware-based bank primarily engaged in the issuance of VISA and MasterCard credit cards. In addition to these banking organizations, the Corporation, directly or indirectly, owns the stock of various nonbank companies engaged in businesses related to banking and finance, including venture capital, leasing and investment management subsidiaries.

  In addition to its equity investments in subsidiaries, the Corporation, directly or indirectly, raises funds principally to finance the operations of its nonbank subsidiaries. A substantial portion of the Corporation's annual income typically has been derived from dividends from its subsidiaries and from interest on loans to its subsidiaries.

  The Corporation's business strategy focuses on two customer segments-corporate banking and consumer banking. Corporate banking consists of corporate and institutional banking and middle market banking. Consumer banking consists of the credit card business and community banking. Each of these businesses is supported through the organizational structures of the Corporation's banking and nonbanking subsidiaries, as described below.

  The Corporation's U.S. offices and international facilities are listed on page 71 of the Corporation's 1994 Annual Report to Stockholders, and such listing is expressly incorporated herein by reference.

                               Corporate Banking

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

  Serving the larger business marketplace within the United States, Canada, Europe, Mexico, Latin America, the Middle East, Africa and the Asia-Pacific regions, corporate and institutional banking provides products and services to industries including: retailing, commodities, banking, finance, insurance, transportation, securities, real estate, mortgage banking, communications, utilities, and petroleum and mining, as well as health, education and service organizations, and municipalities. Upper middle market customers within the Midwest are also served by corporate and institutional banking.

  In the global financial marketplace, corporate and institutional banking is responsible for FNBC's investment activities in United States government securities, municipal money markets, fixed income securities, federal agency securities, foreign exchange and the futures markets. Risk insurance products, such as foreign exchange options, interest rate options, and interest rate and currency swaps, are also provided.

  A separate subsidiary of the Corporation, First Chicago Capital Markets, Inc. ("FCCM"), is a primary government bond dealer and, as such, reports its positions daily to the Federal Reserve Open Market Committee Trading Desk. FCCM also is primarily responsible for activities in the securities of states, municipalities and other governmental entities, and certain corporate entities, including trading, sales, underwriting, research, and maintenance of an active secondary market with national sales distribution.

  Certain financial products and services such as global merchant banking, private placement of debt securities, merger and acquisition advisory services, subordinated debt investments, highly leveraged transaction financings, asset sales and distributions, loan syndications, and financial advisory services to troubled companies are coordinated with corporate and institutional banking. These products and services are provided through FNBC, through nonbank subsidiaries of the Corporation and through international banking subsidiaries of FNBC.

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

  Middle market banking is conducted primarily through ANC, which, through ANB and ANC's other subsidiaries, offers a wide range of banking and financial products and services, with primary emphasis on middle market companies in the Chicago metropolitan area. ANB has 17 Chicago and suburban locations, including its main office in downtown Chicago. Suburban branches are located in Arlington Heights, Bensenville, Deerfield, Des Plaines, Elgin, Libertyville, Lisle, Matteson, Melrose Park, Skokie and Willowbrook. ANB maintains one foreign branch in Grand Cayman. ANC also owns American National Bank and Trust Company of Wisconsin, whose activities are coordinated with those of ANB.

  ANB provides commercial banking products and services to correspondent banks and commercial customers, including commercial loans, demand and time deposit accounts, and cash management services. Separate divisions target small businesses, commercial real estate and asset-based lending opportunities.

  In addition, ANB offers a wide array of ancillary products and services targeted primarily to its commercial middle market customer base. Corporate finance services and products offered include merger and acquisition advisory services, financial advisory services and interest rate hedging products and, through its affiliate ANB Mezzanine Corporation, mezzanine debt capabilities. International trade banking services and foreign exchange capabilities are offered to commercial customers involved in both import and export activities. Treasury and investment products, which include short-term investment management and employee benefit plans, are offered to commercial customers. Personal banking, personal trust, and investment services, including loan and deposit services, estate planning, fiduciary management and portfolio management, are offered to business owners and executives, and other individuals. Corporate trust services include land trust services offered to companies and individuals, and indenture trustee services offered to companies, municipalities and institutions that issue public or privately placed debt.

                                Consumer Banking


  The credit card business ("First Card") has primary responsibility for developing and marketing the Corporation's credit card services to individuals nationwide using direct response, telemarketing and other techniques that do not require a local physical presence. While VISA and MasterCard accounts are the primary products sold by First Card, other services include check-accessed lines of credit and certificates of deposit.

  The majority of the Corporation's credit card accounts are owned and administered by FCC National Bank ("FCCNB"), headquartered in Wilmington, Delaware. First Card operations centers are located in Wilmington, Delaware; Elgin, Illinois; and Uniondale (Long Island), New York.

  During 1994, First Card continued to expand, primarily through marketing programs offering FCCNB's proprietary First Card line of VISA and MasterCard accounts. FCCNB ranks among the largest issuers of bank credit cards in the United States.

  Community banking has primary responsibility for developing and marketing diversified financial services to individuals and small businesses located in the Chicago metropolitan area. These services include traditional deposit and loan services, investment advisory and trust services, brokerage services, mutual funds, annuities and mortgage loans. In addition, beginning in 1995, a new "direct banking" department, using various resources such as 24-hour telephone support and nationwide debit card access to automatic teller machines ("ATM"s) and merchants, will focus on sales and service to consumers beyond the Chicago metropolitan area.

  Community banking services are distributed through more than 80 consumer banking facilities and more than 500 ATMs in the Chicago metropolitan area, and through Bank-by-Mail, Bank-at-Work and telephone and computer home-banking programs.

  ATM services are provided to consumer banking clients in the Chicago market through a shared network called CASH STATION and through the CIRRUS system nationwide.

                               Other Subsidiaries

  In addition to the banking subsidiaries described above, the Corporation owns subsidiaries that are engaged in businesses related to banking and finance, including leasing real and personal property; providing specialized financing that supplements FNBC's commercial lending activities; engaging in certain permissible investment banking activities; and engaging in investment management activities.

  First Chicago Financial Corporation raises funds to finance the operations of its subsidiaries: First Chicago Leasing Corporation, First Chicago Investment Corporation and FCCM. First Chicago Leasing Corporation provides advice on, and invests in, leases for commercial aircraft, facilities and major industrial equipment. First Chicago Investment Corporation provides various forms of equity financing for acquisitions, management buyouts and growing businesses. FCCM engages in certain permissible securities distribution and trading activities as described on pages 2-3 of this Form 10-K.

  First Capital Corporation of Chicago, a small business investment company licensed under the Small Business Investment Act of 1958, offers equity financing for small business ventures.

  First Chicago Investment Management Company ("FCIMC"), a newly organized subsidiary of FNBC, provides investment advisory, management and administrative services to a variety of clients, including: retail mutual funds; individuals; defined contribution retirement plans; businesses and institutional investors; and, through its wholly-owned subsidiary ANB Investment Management and Trust Company ("ANB IMC") (formerly a subsidiary of ANB), traditional pension plans.

                                Financial Policy

  The Finance Committee oversees the implementation of policies established by the Office of the Chairman related to the financial management of the Corporation, specifically: liquidity management, interest rate risk management, capital management, investment accounts, tax planning and accounting risk. The Office of the Chairman comprises the Chairman of the Board, the President and the Vice Chairman of the Board. The Finance Committee is chaired by the Corporation's Chief Financial Officer. Through the Chief

Financial Officer's staff, the Finance Committee documents established financial management policies, develops strategies to effect policies, reviews compliance with policies and recommends new policies or modifications to existing policies. The tactical execution of strategies to effect policies is accomplished through various organizational units which, in that capacity, are responsible to the Finance Committee.

                                Credit Strategy

  The Credit Strategy Committee is responsible for providing strategic direction and senior management oversight for the credit risk management process. This process includes identifying, measuring and managing potential credit risk inherent in loans, leases, letters of credit, and other product offerings such as interest rate and currency risk insurance products, service products, securities placement products and trading products. The Credit Strategy Committee is chaired by the Corporation's Vice Chairman.

                               Market Risk Policy

  The Market Risk Committee is responsible for providing strategic direction and senior management oversight for the market risk management process. This process includes identifying, measuring and managing potential capital, balance sheet and income effects associated with interest rate, exchange rate and other market risks. The Market Risk Committee is chaired by the Corporation's Vice Chairman.

                           Investment Risk Management

  The Investment Risk Management Committee oversees all activities with inherent market risk that are not covered by the Market Risk Committee and are not within the asset and liability management oversight of the Finance Committee. The activities over which this committee has oversight responsibilities will generally have a holding period longer than six months, and involve markets with limited liquidity. The Investment Risk Management Committee is chaired by the Corporation's Vice Chairman.

                               Staff Departments

  Staff support for FNBC, the Corporation and certain of their subsidiaries is supplied by the Administration, Audit, Community Affairs, Corporate Affairs, Corporate Strategy, Credit and Market Risk Policy, Economic Forecasting, Human Resources and Law Departments, and the Finance Group.

EMPLOYEES

  As of December 3l, 1994, the Corporation and its subsidiaries had approximately 17,630 employees on a full-time-equivalent basis.

COMPETITION

  All phases of the Corporation's activities, including banking, are highly competitive. The Corporation's banking subsidiaries (the "Banks") compete actively with money market mutual funds, national and state banks, mutual savings banks, savings and loan associations, finance companies, credit unions and other financial institutions located throughout the United States. For international business, the Banks compete with other United States financial institutions that have foreign installations, and with other major banks and financial institutions throughout the world. In addition, the Corporation's subsidiaries are subject to competition from a variety of financial and other institutions that provide a wide array of products and services.

MONETARY POLICY AND ECONOMIC CONTROLS

  The earnings of the Banks and, therefore, the earnings of the Corporation, are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the "Board"). An important function of the Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in United States government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

  The Board's monetary policies strongly influence the behavior of interest rates and can, therefore, have a significant effect on the operating results of commercial banks. During the past year, economic growth accelerated. If growth continues to be strong, inflationary pressures will develop. Given such circumstances, the Board has been tightening credit conditions, pushing up interest rates.

  The effects of the various measures used by the Board on the future business and earnings of the Banks and the Corporation cannot be predicted. Other economic controls also have affected the Corporation's operations in the past. The Corporation cannot predict the nature or extent of any effects that possible future governmental controls or legislation may have on its business and earnings.

SUPERVISION AND REGULATION

                        Bank Holding Company Regulation

  The Corporation is a bank holding company as defined under the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered as such with the Board. Under the Act, bank holding companies are prohibited, with certain exceptions, from engaging in, or from acquiring more than 5% of the voting stock of any company engaging in, activities other than banking, managing or controlling banks, or performing services for their subsidiaries. The Act also prohibits bank holding companies from acquiring more than 5% of the voting shares of any bank that is not already majority-owned without the prior approval of the Board.

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

  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") significantly revises prior laws applicable to interstate acquisitions of banks and bank holding companies and the branching powers of national banks. Prior to the Riegle-Neal Act, the Board was not permitted to approve an application to acquire shares of a bank located outside the state in which the operations of the applicant's bank subsidiaries were principally conducted unless the acquisition was specifically authorized by a statute of the acquired bank's state. Commencing September 29, 1995, the Board is authorized to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of a bank located in another state without regard to whether such transaction is prohibited under the law of such state. The Board may not, however, approve such an application if, following the acquisition, the applicant would control either (1) more than 10% of all insured depository institution deposits in the United States or (2) under certain circumstances, 30% or more of all insured depository institution deposits in any state where either the applicant or the acquired bank is located. The 30% limit on aggregate deposits that may be controlled by an applicant can be adjusted by the states on a non-discriminatory basis.

  The Riegle-Neal Act also revises the rules applicable to mergers between insured banks located in different states. Before passage of the Riegle-Neal Act, such mergers generally were not authorized. Commencing June 1, 1997, however, adequately capitalized and adequately managed insured banks in different states may merge without regard to whether the merger is authorized under the law of any state. States may elect to prohibit interstate bank mergers or may elect to permit early interstate bank mergers by adopting, prior to June 1, 1997, legislation that expressly so provides, and that applies on equal terms to all out-of-state banks. The Riegle-Neal Act provides that an interstate merger involving the acquisition of a branch (as distinguished from an entire bank) or the de novo establishment of a national bank branch in another state may be approved only if the law of the host state expressly permits such action. An interstate merger may not be approved if, following the merger, the resulting bank would control (1) more than 10% of all insured depository institution deposits in the United States or (2) under certain circumstances, 30% or more of all insured depository institution deposits in any state where the resulting bank will be located. The 30% limit on aggregate deposits that may be controlled by the resulting bank can be adjusted by the states on a non-discriminatory basis. The laws of the host state regarding community reinvestment, consumer protection, fair lending and the establishment of intrastate branches will apply to any out-of-state branch of a national bank unless preempted by federal law or the Office of the Comptroller of the Currency (the "Comptroller") determines that application of such laws would have a discriminatory effect on the national bank.

  The Riegle-Neal Act contains a number of other provisions related to banks and bank holding companies, including: authorization of interstate branching by foreign banks; additional branch closing notice requirements for interstate banks proposing to close a branch in a low or moderate income area; amendments to the Community Reinvestment Act of 1977 to require separate written evaluations of an insured depository institution for each state in which it maintains branches; a prohibition on interstate banks maintaining out-of-state deposit production offices; and authorization for a bank subsidiary of a bank holding company to receive deposits, renew time deposits, close and service loans and receive payments on loans as agent for a depository institution affiliate of such bank.

  The extent to, and terms on, which full interstate branching and certain other actions authorized under the Riegle-Neal Act are implemented will depend on the actions of entities other than the Corporation and the Banks, including the legislatures of the various states. Further developments by state and federal authorities, including legislation, with respect to matters covered by the Riegle-Neal Act reasonably can be anticipated to occur in the future. In addition, there may be new, significant banking legislation introduced in the current Congress related to bank holding companies and their powers; the likelihood of passage and effect, if any, of such legislation on the Corporation and the Banks cannot be predicted.

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

  The Board has adopted risk-based capital guidelines for bank holding companies that require bank holding companies to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) of 8%. At least half of total capital must be composed of common stockholders' equity, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less disallowed intangibles and other adjustments (primarily goodwill) ("Tier I capital"). The remainder ("Tier II capital") may consist of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan loss reserves. At December 31, 1994, the Company's consolidated Tier I capital and total capital ratios were 8.8% and 13.4%, respectively.

  In addition, the Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier I capital to total average assets (the "leverage ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 1994, was 7.5%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Board has indicated that it will consider a "tangible Tier I capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

                               Banking Regulation

  The Corporation and its nonbank subsidiaries are affiliates of the Banks within the meaning of the Federal Reserve Act and, as such, are subject to certain restrictions on loans made by the Banks to the Corporation or such other subsidiaries, on investments made by the Banks in their stock or securities, on the Banks taking such stock and securities as collateral for loans, and on the terms of transactions between the Banks and other subsidiaries. The Corporation and its subsidiaries, including the Banks, are also subject to certain restrictions with respect to engaging in the issuance, flotation, underwriting, public sale or distribution of securities.

  There are various additional requirements and restrictions in the laws of the United States and the State of Illinois affecting the Banks and their operations, including the requirement to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made by the Banks, and restrictions related to investments and other activities of the Banks. The Banks are subject to regulation by the Comptroller, the Board and the Federal Deposit Insurance Corporation ("FDIC"); as national banks, they are examined by the Comptroller. FNBC's and ANB's operations in other countries are subject to various restrictions imposed by the laws of such countries.

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") significantly expanded the regulatory and enforcement powers of federal banking regulators and has important consequences for the Corporation, the Banks and other depository institutions located in the United States.

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

  If an insured depository institution is undercapitalized, the parent bank holding company is required to guarantee that the institution will comply with any capital restoration plan submitted to, and approved by, the appropriate federal banking agency in an amount equal to the lesser of (1) 5% of the institution's total assets at the time the institution became undercapitalized or (2) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with the capital restoration plan. If such parent bank holding company guarantee is not obtained, the capital restoration plan may not be accepted by the banking regulators. As a result, such institution would be subject to the more severe restrictions imposed on significantly undercapitalized institutions. Further, the failure of such a depository institution to submit an acceptable capital plan is grounds for the appointment of a conservator or receiver.

  FDICIA also contains a number of other provisions affecting depository institutions, including additional reporting and independent auditing requirements, the establishment of safety and soundness standards, the changing of FDIC insurance premiums from flat amounts to the system of risk-based assessments described below, a review of accounting standards, and supplemental disclosures and limits on the ability of depository institutions to acquire brokered deposits. The Riegle-Community Development and Regulatory Improvement Act of 1994, however, among other things, contains a number of specific provisions easing the regulatory burden on banks and bank holding companies, including some imposed by FDICIA, and making the bank regulatory system more efficient. Federal banking regulators have taken actions to implement these provisions.

  Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond current levels. Each of the Banks and the Corporation were in compliance with applicable minimum capital requirements as of December 31, 1994. The management of the Corporation, however, is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedule.

  The Banks are subject to FDIC deposit insurance assessments. Under the FDIC's risk-based assessment system effective January 1, 1994, the prior flat assessment rate of 0.23% per annum on the amount of domestic deposits has been changed to a rate based on classification of a depository institution in one of nine risk assessment categories. Such classification is based upon the institution's capital level and upon certain supervisory evaluations of the institution by its primary regulator. The assessment rate schedule currently in effect creates a 0.08% spread in assessment rates, ranging from 0.23% per annum to 0.31% per annum, between banks classified as strongest and weakest by the FDIC. In February 1995, the FDIC proposed reducing the minimum assessment rate applicable to the strongest banks from .23% per annum to .04% per annum. Under this proposal, the premium for the weakest banks would remain at .31% per annum.

  The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), among other things, provides generally that, upon the default of any bank of a multi-unit holding company, the FDIC may assess an affiliated insured depository institution for the estimated losses incurred by the FDIC. Specifically, FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver. "In danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. All of the Banks are FDIC-insured depository institutions.

  There are certain regulatory limitations on the Banks' payment of dividends to the Corporation. Dividend payments by a national bank are limited to the lesser of (1) the level of "undivided profits then on hand" less the amount of bad debts, as defined, in excess of the allowance for credit losses, and (2) absent regulatory approval, an amount not in excess of its "net profits" for the current year combined with the "retained net profits" for the preceding two years. As of December 3l, 1994, the Banks could have declared additional dividends of approximately $664 million without approval of the Comptroller. The payment of dividends by any Bank may also be affected by other factors, such as the maintenance of adequate capital for such Bank. In addition, the Comptroller has authority to prohibit a national bank from paying dividends if, in the Comptroller's opinion, the payment of dividends would, in light of the financial condition of such bank, constitute an unsafe or unsound practice.

  FNBC and ANB are registered with the Comptroller as transfer agents and are subject to the rules and regulations of the Securities and Exchange Commission (the "Commission") and the Comptroller with respect to their activities as transfer agents.

  Certain organizational units within FNBC and ANB are registered with the Commission as municipal securities dealers. These units are subject to the applicable rules and regulations of the Commission and the Municipal Securities Rulemaking Board with respect to transactions in municipal securities performed in a municipal securities dealer capacity. FNBC also is a regulated government securities broker and dealer under the Government Securities Act, and is subject to regulations issued thereunder in connection with the conduct of its United States government securities business.

  In addition, First Chicago Investment Services, Inc. ("FCIS"), a brokerage subsidiary of FNBC, is registered as a broker-dealer with the Commission and is a member of the National Association of Securities Dealers ("NASD"). The brokerage activities of FCIS are subject to the applicable rules and regulations of the Commission and the NASD. FCCM is also registered as a broker-dealer with the Commission and is a member of the NASD. The securities distribution and trading activities of FCCM are subject to the applicable rules and regulations of the Board, the Commission and the NASD.

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

  FCIMC and ANB IMC are registered with the Commission as investment advisers and, as such, are subject to the Investment Advisers Act of 1940. In addition, as an adviser to regulated investment companies, FCIMC also may be subject to certain provisions of the Investment Company Act of 1940.

FINANCIAL REVIEW

  Additional information responsive to this Item 1 is set forth in the Corporation's 1994 Annual Report to Stockholders on pages 17-39 of the "Financial Review" section and is expressly incorporated herein by reference.

CERTAIN STATISTICAL INFORMATION

  In addition to the statistical information set forth on the following pages of this Form 10-K, the information set forth in "Selected Statistical Information" on pages 66-69 of the Corporation's 1994 Annual Report to Stockholders is expressly incorporated herein by reference.

INVESTMENT SECURITIES

                                                             1994   1993   1992
DECEMBER 31 (IN MILLIONS)                                   ------ ------ ------
Debt securities
 U.S. government and federal agency
   Held for investment..................................... $  --  $  --  $  330
   Held to maturity........................................    276    245    --
   Available for sale......................................    465    243    195
                                                            ------ ------ ------
     Total.................................................    741    488    525
 States and political subdivisions
   Held for investment.....................................    --     --     244
   Held to maturity........................................    176    162    --
                                                            ------ ------ ------
     Total.................................................    176    162    244
 Other bonds, notes and debentures
   Held for investment.....................................    --     --     134
   Held to maturity........................................      4      4    --
   Available for sale......................................     51     15    --
                                                            ------ ------ ------
     Total.................................................     55     19    134
                                                            ------ ------ ------
     Total debt securities.................................    972    669    903
Equity securities (1)......................................  1,620  1,587  1,497
                                                            ------ ------ ------
     Total................................................. $2,592 $2,256 $2,400
                                                            ====== ====== ======

- --------
(1) Includes venture capital portfolio and Federal Reserve stock.

  As of December 31, 1994, debt investment securities had the following maturity and yield characteristics.

                                              HELD TO     AVAILABLE
                                             MATURITY     FOR SALE       TOTAL
                                            -----------  -----------  -----------
                                            BOOK         BOOK         BOOK
                                            VALUE YIELD  VALUE YIELD  VALUE YIELD
(DOLLARS IN MILLIONS)                       ----- -----  ----- -----  ----- -----
U.S. GOVERNMENT AND FEDERAL AGENCY
Maturing within one year................... $ 84  5.01%  $368  5.48%  $452  5.39%
Maturing after one but within five years...  191  5.20     92  5.02    283  5.14
Maturing after five but within ten years...  --    --       3  5.87      3  5.87
Maturing after ten years...................    1  8.11      2  8.50      3  8.35
                                            ----  ----   ----  ----   ----  ----
                                            $276  5.15%  $465  5.40%  $741  5.31%
                                            ====  ====   ====  ====   ====  ====
STATES AND POLITICAL SUBDIVISIONS*
Maturing within one year................... $ 20  9.84%   --    --    $ 20  9.84%
Maturing after one but within five years...   74  9.41    --    --      74  9.41
Maturing after five but within ten years...   51  8.95    --    --      51  8.95
Maturing after ten years...................   31  9.52    --    --      31  9.52
                                            ----  ----   ----  ----   ----  ----
                                            $176  9.34%   --    --    $176  9.34%
                                            ====  ====   ====  ====   ====  ====
OTHER BONDS, NOTES AND DEBENTURES
Maturing within one year................... $  1  5.91%  $  2  8.53%  $  3  7.64%
Maturing after one but within five years...    1  7.35      2  5.08      3  6.02
Maturing after five but within ten years...    1  8.17    --    --       1  8.17
Maturing after ten years...................    1  2.95     47  6.55     48  6.52
                                            ----  ----   ----  ----   ----  ----
                                            $  4  6.62%  $ 51  6.58%  $ 55  6.58%
                                            ====  ====   ====  ====   ====  ====

- --------
*Yields for obligations of states and political subdivisions are calculated on a tax-equivalent basis using a tax rate of 35%.

LOAN COMPOSITION

                                          1994    1993    1992    1991    1990
DECEMBER 31 (IN MILLIONS)                ------- ------- ------- ------- -------
Commercial risk
 Domestic
  Commercial............................ $ 7,806 $ 6,007 $ 7,020 $ 8,612 $ 9,037
  Commercial real estate
   Construction.........................     256     315     432     867   1,170
   Other................................   2,240   2,094   2,240   3,387   3,596
  Financial institutions................   1,027   1,292   1,307   1,180   1,259
  Other.................................   2,869   2,746   2,712   2,425   2,783
                                         ------- ------- ------- ------- -------
 Total domestic.........................  14,198  12,454  13,711  16,471  17,845
 Foreign office
  Commercial............................   1,080     783     937   1,380   1,777
  Governments and official institutions.      89     166     222     298     419
  Banks and other financial
   institutions.........................     390     754     766     871   1,004
  Real estate...........................      48      65     123     149     161
  Other.................................     225     207      61     167      76
                                         ------- ------- ------- ------- -------
 Total foreign office...................   1,832   1,975   2,109   2,865   3,437
                                         ------- ------- ------- ------- -------
    Total commercial....................  16,030  14,429  15,820  19,336  21,282
                                         ------- ------- ------- ------- -------
Consumer risk
 Credit cards...........................   6,337   5,778   4,135   3,843   3,930
 Secured by real estate
  Mortgage..............................   1,581   1,469   1,319   1,125   1,110
  Home equity...........................     832     780     827     782     703
 Other..................................   1,167     647     591     575     681
                                         ------- ------- ------- ------- -------
    Total consumer......................   9,917   8,674   6,872   6,325   6,424
                                         ------- ------- ------- ------- -------
Total loans............................. $25,947 $23,103 $22,692 $25,661 $27,706
                                         ======= ======= ======= ======= =======

FOREIGN OUTSTANDINGS

  The Corporation's cross-border outstandings to countries where such outstandings exceeded 1.0% of the Corporation's total assets ($659 million as of December 31, 1994, $526 million as of December 31, 1993, and $493 million as of December 31, 1992) are shown in the table below. They consist of loans (including accrued interest), acceptances, interest-bearing deposits with other banks, equity investments, other interest-bearing investments and other nonlocal currency monetary assets.

                                            BANKS AND
                               GOVERNMENT     OTHER     COMMERCIAL
(IN MILLIONS)                 AND OFFICIAL  FINANCIAL      AND
COUNTRY           DECEMBER 31 INSTITUTIONS INSTITUTIONS INDUSTRIAL OTHER TOTAL
- -------------     ----------- ------------ ------------ ---------- ----- ------
Japan............    1994         $ --        $4,627       $149     $30  $4,806
                     1993           --         3,617         77      21   3,715
                     1992           --         3,263         81      33   3,377
Canada...........    1994         $  *        $    *       $  *     $ *  $    *
                     1993            1           289        183      60     533
                     1992            4           535        113       5     657
Italy............    1994         $  *        $    *       $  *     $ *  $    *
                     1993            7           600         --      --     607
                     1992            4           564         15      --     583
France...........    1994         $  6        $  733       $ 23     $--  $  762
                     1993            *             *          *       *       *
                     1992            6           551          2       2     561
United Kingdom...    1994         $210        $  375       $193     $78  $  856
                     1993            *             *          *       *       *
                     1992            *             *          *       *       *
Korea............    1994         $ --        $  456       $435     $ 5  $  896
                     1993            *             *          *       *       *
                     1992            *             *          *       *       *
Germany..........    1994         $ --        $  625       $ 32     $--  $  657
                     1993            *             *          *       *       *
                     1992            *             *          *       *       *

- --------
*Outstandings less than 1%.

  At year-end 1994, the only country for which cross-border outstandings totaled between 0.75% and 1.0% of the Corporation's total assets was Italy; such outstandings totaled $550 million.

  At December 31, 1993, the only country for which cross-border outstandings totaled between 0.75% and 1.0% of the Corporation's total assets was Korea; such outstandings totaled $489 million.

  At December 31, 1992, the countries for which cross-border outstandings totaled between 0.75% and 1.0% of the Corporation's total assets were Korea and the United Kingdom; such outstandings totaled $962 million.

HIGHLY LEVERAGED TRANSACTIONS

  During 1994, exposure to highly leveraged transactions (HLTs) did not reflect a significant concentration in loans outstanding or revenue. At year-end 1994, outstanding HLT loans were $0.5 billion and constituted just 3% of the total commercial loan portfolio of $16.0 billion. At year-end 1994, the HLT committed exposure was $0.6 billion. The 1994 HLT outstandings and committed exposure are essentially unchanged relative to outstandings at the end of 1993. Policies and procedures are maintained for the management and reporting of HLT exposure. The Corporation continues to disclose this exposure using the HLT definition established by federal banking regulatory agencies.

  The Corporation's venture capital subsidiaries have invested in companies that have substantially higher leverage than would normally exist in their industries. At December 31, 1994, this portfolio consisted of 38 HLT investments with a carrying value of $423 million. At December 31, 1994, gross unrealized gains related to HLT investments totaled $103 million, while gross unrealized losses were $52 million. At December 31, 1993, the carrying value of HLT investments in the venture capital portfolio totaled $397 million. Unfunded commitments related to the HLT segment of the venture capital portfolio totaled $2 million at December 31, 1994.

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

                                          ONE YEAR   ONE TO      OVER
DECEMBER 31, 1994                         OR LESS  FIVE YEARS FIVE YEARS  TOTAL
(IN MILLIONS)                             -------- ---------- ---------- -------
Domestic
  Commercial............................   $2,321    $  881     $4,604   $ 7,806
  Real estate...........................      563       822      1,111     2,496
  Financial institutions................       38        10        979     1,027
  Other.................................      989       136        725     1,850
                                           ------    ------     ------   -------
    Total domestic......................    3,911     1,849      7,419    13,179
Foreign.................................    1,058       384        390     1,832
                                           ------    ------     ------   -------
    Total...............................   $4,969    $2,233     $7,809   $15,011
                                           ======    ======     ======   =======
Loans with floating interest rates......             $1,693     $7,242   $ 8,935
Loans with predetermined interest rates.                540        567     1,107
                                                     ------     ------   -------
    Total...............................             $2,233     $7,809   $10,042
                                                     ======     ======   =======

NONPERFORMING LOANS

  Nonperforming loans include loans on which the Corporation does not accrue interest (nonaccrual loans) and loans that bear a rate of interest that has been reduced below market rates due to the deteriorating financial condition of the borrower (accrual renegotiated loans).


DECEMBER 31                                             1994 1993 1992 1991 1990
(IN MILLIONS)                                           ---- ---- ---- ---- ----
Nonaccrual loans....................................... $126 $230 $386 $838 $844
Accrual renegotiated loans.............................    4    4    5    5   10
                                                        ---- ---- ---- ---- ----
    Total nonperforming loans.......................... $130 $234 $391 $843 $854
                                                        ==== ==== ==== ==== ====
Nonperforming loans
  Domestic............................................. $124 $171 $286 $645 $620
  Foreign..............................................    6   63  105  198  234
                                                        ---- ---- ---- ---- ----
    Total nonperforming loans.......................... $130 $234 $391 $843 $854
                                                        ==== ==== ==== ==== ====

ACCELERATED ASSET DISPOSITION PORTFOLIO

  The accelerated asset disposition portfolio was established in September, 1992. Nonperforming assets in this portfolio totaled $37 million at year-end 1994, $87 million at year-end 1993 and $372 million at year-end 1992.

RECONCILIATION OF CHANGE IN NONPERFORMING LOANS

                                                        COMMERCIAL
                                                           REAL
                                                          ESTATE   OTHER  TOTAL
(IN MILLIONS)                                           ---------- -----  -----
Nonperforming loans--December 31, 1993.................    $108    $126   $234
Loans placed on nonperforming status...................      50      83    133
Charge-offs............................................     (22)    (30)   (52)
Transferred to other real estate.......................     (20)    --     (20)
Transferred to accrual status..........................     (24)    (25)   (49)
Other:
  Mergers and acquisitions.............................       5      21     26
  Impact of Brazilian debt restructuring...............     --      (49)   (49)
  Principally payments.................................     (29)    (64)   (93)
                                                           ----    ----   ----
Nonperforming loans--December 31, 1994.................    $ 68    $ 62   $130
                                                           ====    ====   ====

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST

DECEMBER 31                                             1994 1993 1992 1991 1990
(IN MILLIONS)                                           ---- ---- ---- ---- ----
Domestic............................................... $89  $63  $59  $121 $68
Foreign................................................ --   --   --      3 --
                                                        ---  ---  ---  ---- ---
    Total.............................................. $89  $63  $59  $124 $68
                                                        ===  ===  ===  ==== ===

INTEREST SHORTFALL ON NONPERFORMING LOANS

  Interest at original contractual rates (based on average outstanding balances) and interest actually recorded for those periods at December 31 was as follows.

                                         1994                               1993
                          ---------------------------------- ----------------------------------
                                           ACCELERATED                        ACCELERATED
                                           DISPOSITION                        DISPOSITION
                          DOMESTIC FOREIGN  PORTFOLIO  TOTAL DOMESTIC FOREIGN  PORTFOLIO  TOTAL
(IN MILLIONS)             -------- ------- ----------- ----- -------- ------- ----------- -----
Interest at original
 contract rates.........    $10       $1      $--       $11    $14      $ 9       $ 3      $26
Interest actually recog-
 nized..................      5      --        --         5      6        3         2       11
                            ---      ---      ----      ---    ---      ---       ---      ---
Interest shortfall, be-
 fore income tax effect.    $ 5       $1      $--       $ 6    $ 8      $ 6       $ 1      $15
                            ===      ===      ====      ===    ===      ===       ===      ===

  At December 31, 1994 and 1993, the Corporation was committed to lend additional funds of approximately $6 million and $12 million, respectively, in connection with nonperforming loans and nonperforming loans in the accelerated asset disposition portfolio.

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

                                                1994  1993  1992  1991   1990
(IN MILLIONS)                                   ----  ----  ----  ----  ------
Balance, beginning of year
 Commercial.................................... $488  $488  $627  $770  $1,073
 Consumer......................................  195   136   132   127     159
                                                ----  ----  ----  ----  ------
    Total balance, beginning of year...........  683   624   759   897   1,232
Provision for credit losses
 Commercial....................................    3    78   261   274     322
 Consumer......................................  221   192   164   166     172
                                                ----  ----  ----  ----  ------
    Total provision for credit losses..........  224   270   425   440     494
Provision for loans held for accelerated
 disposition...................................  --    --    491   --      --
Charge-offs
 Commercial
  Domestic
   Commercial..................................   21    31    68    41      29
   Real estate.................................   22    53   116   183      83
   Other.......................................    4     6    48   149      20
  Foreign, other than TCD (1)..................    5    16    48    29      35
  Troubled-country debtor......................  --     17    16    49     489
 Consumer
  Credit card (2)..............................  179   149   157   168     191
  Other........................................   11     7     8     8       6
                                                ----  ----  ----  ----  ------
    Total charge-offs..........................  242   279   461   627     853
Recoveries
 Commercial
  Domestic
   Commercial..................................   12    21    12     5       3
   Real estate.................................    3     2     1    --       4
   Other.......................................    7     6     6     2       2
  Foreign, other than TCD......................   39    10    17    19      11
  Troubled-country debtor......................  --      6     5     8      11
 Consumer
  Credit card..................................   27    51    46    41      39
  Other........................................    3     1     1     2       2
                                                ----  ----  ----  ----  ------
    Total recoveries...........................   91    97    88    77      72
Net charge-offs
 Commercial....................................   (9)   78   255   417     625
 Consumer......................................  160   104   118   133     156
                                                ----  ----  ----  ----  ------
    Total net charge-offs......................  151   182   373   550     781
Charge-offs of loans upon transfer to
 accelerated disposition
 portfolio (commercial)........................  --    --    636   --      --
Other
 Commercial (3)................................   16   --    --    --      --
 Consumer (4)..................................  (49)  (29)  (42)  (28)    (48)
                                                ----  ----  ----  ----  ------
    Total other................................  (33)  (29)  (42)  (28)    (48)
Balance, end of year
 Commercial....................................  516   488   488   627     770
 Consumer......................................  207   195   136   132     127
                                                ----  ----  ----  ----  ------
    Total balance, end of year................. $723  $683  $624  $759  $  897
                                                ====  ====  ====  ====  ======

- --------
(1) 1992 amounts include $12 million defined as commercial real estate.
(2) As of January 1, 1991, the Corporation no longer charges off unpaid interest and fees on credit cards to the allowance for credit losses but instead reverses them against their respective income statement lines. Charge-offs and the provision for credit losses decreased by $21.0 million in 1990.
(3) Related to the merger with Lake Shore Bancorp., Inc. in 1994.
(4) Primarily reflects the reclassification of reserves related to securitized credit card receivables to other assets for all periods presented.

ALLOCATED ALLOWANCE FOR CREDIT LOSSES

  While the allowance for credit losses is available to absorb credit losses in the entire portfolio, the tables below present an estimate of the allowance for credit losses allocated by loan type and the percentage of loans in each category to total loans.

                                                 1994  1993  1992  1991  1990
DECEMBER 31 (DOLLARS IN MILLIONS)                ----  ----  ----  ----  ----
Commercial
  Domestic
    Commercial (1).............................. $436  $368  $365  $417  $439
    Real estate.................................    7    24    19    51    46
    Other (2)...................................   18    23    29    27    16
  Foreign (1)...................................   55    73    75   132   269
Consumer
  Credit card (3)...............................  201   188   129   124   121
  Other.........................................    6     7     7     8     6
                                                 ----  ----  ----  ----  ----
    Total....................................... $723  $683  $624  $759  $897
                                                 ====  ====  ====  ====  ====
Percentage of loans in each category to total
 loans
Commercial
  Domestic
    Commercial..................................   30%   26%   31%   33%   33%
    Real estate.................................   10    10    12    17    17
    Other.......................................   15    17    18    14    15
  Foreign.......................................    7     9     9    11    12
Consumer
  Credit card...................................   25    25    18    15    14
  Other.........................................   13    13    12    10     9
                                                  ---   ---   ---   ---   ---
    Total.......................................  100%  100%  100%  100%  100%
                                                  ===   ===   ===   ===   ===

- --------
(1) Includes allocation for potential losses not specifically identified in the commercial segment of the portfolio.
(2) Includes financial institutions, lease-financing and other.
(3) Adjusted to exclude reserves for securitized credit card receivables.

DEPOSITS

  The following tables show a maturity distribution of domestic time certificates of deposit of $100,000 and over, other domestic time deposits of $100,000 and over, and deposits in foreign offices, predominantly in amounts in excess of $100,000, at December 31, 1994.

     DOMESTIC TIME CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

                                                                  AMOUNT PERCENT
      (DOLLARS IN MILLIONS)                                       ------ -------
      Three months or less....................................... $  799    39%
      Over three months to six months............................    571    28
      Over six months to twelve months...........................    361    18
      Over twelve months.........................................    304    15
                                                                  ------   ---
          Total.................................................. $2,035   100%
                                                                  ======   ===

     DOMESTIC OTHER TIME DEPOSITS OF $100,000 AND OVER

                                                                  AMOUNT PERCENT
      (DOLLARS IN MILLIONS)                                       ------ -------
      Three months or less.......................................  $457     81%
      Over three months to six months............................    17      3
      Over six months to twelve months...........................    14      2
      Over twelve months.........................................    78     14
                                                                   ----    ---
          Total..................................................  $566    100%
                                                                   ====    ===

     FOREIGN OFFICES

                                                                 AMOUNT  PERCENT
      (DOLLARS IN MILLIONS)                                      ------- -------
      Three months or less...................................... $10,611    93%
      Over three months to six months...........................     268     2
      Over six months to twelve months..........................     542     5
      Over twelve months........................................       1   --
                                                                 -------   ---
          Total................................................. $11,422   100%
                                                                 =======   ===

  The following table shows the breakdown of deposits on an average basis for the past three years.

     DEPOSITS--AVERAGE BALANCES

                                                          1994    1993    1992
      (IN MILLIONS)                                      ------- ------- -------
      Domestic
        Demand deposits................................. $ 7,072 $ 6,980 $ 6,136
        Savings and time deposits.......................  10,873  11,357  11,915
        Time certificates of deposit over $100,000......   1,837   2,137   3,286
                                                         ------- ------- -------
          Total domestic................................  19,782  20,474  21,337
      Foreign offices...................................   9,648   9,203  10,357
                                                         ------- ------- -------
          Total deposits................................ $29,430 $29,677 $31,694
                                                         ======= ======= =======

FUNDS BORROWED

  Federal funds purchased, securities under repurchase agreements and commercial paper are other major nonretail sources of funds. Details on the outstandings and rates of these instruments during the past three years follow.

                                                     1994     1993     1992
(DOLLARS IN MILLIONS)                               -------  -------  -------
Federal funds purchased and securities under
 repurchase agreements(1)
  Outstanding at year-end.......................... $13,026  $ 8,255  $ 6,962
  Highest outstanding at any month-end.............  16,543   12,588   12,930
  Average interest rate at year-end................    4.36%    2.95%    3.34%
Commercial paper
  Outstanding at year-end.......................... $   147  $   164  $   172
  Highest outstanding at any month-end.............     323      239      334
  Average interest rate at year-end................    5.79%    2.90%    3.73%
Other funds borrowed
  Outstanding at year-end.......................... $ 7,518  $ 5,843  $ 3,997
  Highest outstanding at any month-end.............   9,573    7,991    4,554
  Average interest rate at year-end................    5.73%    4.19%    5.15%
Total funds borrowed
  Daily average outstanding during the year........ $20,786  $17,155  $14,177
  Approximate daily average interest rate during
   the year........................................    4.52%    3.52%    4.13%

- --------

(1) Substantially all of the securities under repurchase agreements are short-term in nature and involve no significant counterparty risk.

  The maturities of other funds borrowed as of December 31, 1994, were (in millions):

      Other Funds Borrowed
        1995............................................................. $5,773
        1996.............................................................    930
        1997.............................................................    691
        1998.............................................................      2
        1999 and beyond..................................................    122
                                                                          ------
          Total.......................................................... $7,518
                                                                          ======

                                                  1994  1993  1992  1991  1990
                                                  ----  ----  ----  ----  ----
FINANCIAL RATIOS
Net income as a percentage of:
  Average stockholders' equity..................  15.5% 20.7%  2.8%  4.0%  9.0%
  Average common stockholders' equity...........  17.0  24.2   1.8   3.2   9.4
  Average total assets..........................  1.08  1.42  0.17  0.22  0.47
  Average earning assets........................  1.31  1.66  0.20  0.26  0.55
Stockholders' equity at year-end as a percentage
 of:
  Total assets at year-end......................   6.9   8.1   6.9   6.1   5.5
  Total loans at year-end.......................  17.5  18.5  15.0  11.6  10.1
  Total deposits at year-end....................  14.3  15.1  11.4   9.3   8.6
Average stockholders' equity as a percentage of:
  Average assets................................   6.9   6.8   6.1   5.6   5.2
  Average loans.................................  19.1  17.7  13.6  10.8   9.0
  Average deposits..............................  15.1  13.1  10.5   9.0   8.1
Income to fixed charges:
  Excluding interest on deposits................  1.9x  2.7x  0.7x* 1.2x  1.3x
  Including interest on deposits................  1.6x  1.9x  0.9x* 1.1x  1.1x

*In 1992, earnings (as defined) were insufficient to cover fixed charges. The coverage deficiency was approximately $201 million.

ANALYSIS OF CHANGES IN NET INTEREST MARGIN

  The following table shows the approximate effect on the net interest margin of volume and rate changes for the years 1994 and 1993. For purposes of this table, changes that are not due solely to volume or rate changes are allocated to volume.

                                1994 OVER 1993           1993 OVER 1992
YEAR ENDED DECEMBER 31       ----------------------  -------------------------
                             VOLUME   RATE   TOTAL   VOLUME    RATE     TOTAL
(IN MILLIONS)                ------  ------  ------  -------  -------  -------
Increase (decrease) in
 Interest income
  Due from banks--interest-
   bearing.................. $ 18.6  $ 45.1  $ 63.7  $   2.6  $ (62.6) $ (60.0)
  Federal funds sold and
   securities under resale
   agreements...............  111.3   159.1   270.4    100.8    (40.8)    60.0
  Trading account assets....    3.3    52.5    55.8     18.4    (54.9)   (36.5)
  Investment securities
   U.S. government and
    federal agency..........    0.1     2.9     3.0      8.4     (9.1)    (0.7)
   States and political
    subdivisions............   (4.4)   (0.4)   (4.8)    (4.9)    (0.4)    (5.3)
   Other....................    1.9    (6.0)   (4.1)     1.9      0.8      2.7
  Loans
   Domestic offices.........  133.4   112.1   245.5   (139.0)   (10.9)  (149.9)
   Foreign offices..........  (22.1)   (0.2)  (22.3)   (38.8)   (23.1)   (61.9)
  Assets held for
   accelerated disposition
   (1)......................  (34.7)    9.4   (25.3)     8.3      2.0     10.3
                             ------  ------  ------  -------  -------  -------
    Total...................  207.4   374.5   581.9    (42.3)  (199.0)  (241.3)
Increase (decrease) in
 Interest expense
  Deposits
   Savings..................   (1.7)   27.5    25.8      9.2    (48.6)   (39.4)
   Time.....................  (25.5)   49.4    23.9    (57.7)  (105.4)  (163.1)
   Foreign offices..........   19.5    66.2    85.7    (42.3)   (84.8)  (127.1)
  Federal funds purchased
   and securities under
   repurchase agreements....   93.3   124.8   218.1      6.3    (43.5)   (37.2)
  Commercial paper..........   (0.8)    2.4     1.6     (1.2)    (1.5)    (2.7)
  Other funds borrowed......   71.7    44.1   115.8    118.8    (61.0)    57.8
  Long-term debt............   14.9     4.9    19.8     23.5     (0.1)    23.4
                             ------  ------  ------  -------  -------  -------
    Total...................  171.4   319.3   490.7     56.6   (344.9)  (288.3)
                             ------  ------  ------  -------  -------  -------
Increase (decrease) in net
 interest margin............ $ 36.0  $ 55.2  $ 91.2  $ (98.9) $ 145.9  $  47.0
                             ======  ======  ======  =======  =======  =======

- --------
(1)Excludes other real estate held for accelerated disposition.

ITEM 2. PROPERTIES

  The Corporation and FNBC occupy space in a 60-story combined bank and office building at One First National Plaza, Chicago, Illinois. One First National Plaza is master-leased by FNBC from an owner trust that purchased the building from FNBC's wholly owned subsidiary First Chicago Building Corporation in May 1993, pursuant to a leveraged lease-financing transaction. The building has approximately l,850,000 square feet of rentable space, of which the Corporation occupies approximately 59% and the balance is sub-leased to others. It is located on the north half of a block in the heart of the Chicago "Loop," the entire block being owned by FNBC. The south half of the block includes a plaza, parking and restaurant facilities, and a general-purpose auditorium.

  In addition, the Corporation, or its subsidiaries, own or lease more than 130 bank locations throughout the Chicago metropolitan area and own or lease office space in various other locations as required for the conduct of business.

ITEM 3. LEGAL PROCEEDINGS

  The information required by this Item is set forth in Note 18 on page 63 of the Corporation's 1994 Annual Report to Stockholders and is expressly incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

                          PRESENT POSITION HELD
                         WITH THE CORPORATION AND
                       EFFECTIVE DATE FIRST ELECTED     OTHER POSITIONS HELD
    NAME AND AGE           TO OFFICE INDICATED         DURING PAST FIVE YEARS
    ------------       ----------------------------    ----------------------
Richard L. Thomas     Director and Chairman of the                *
 (64)                  Board (1-1-92)
Leo F. Mullin (52)    Director and President (11-15-              *
                       93)
David J. Vitale (48)  Director and Vice Chairman of               *
                       the Board (11-15-93)
W.G. Jurgensen (43)   Executive Vice President (1-     Various executive posi-
                      11-91)                          tions with Norwest Corpo-
                                                      ration and its subsidiar-
                                                            ies (banking)
Scott P. Marks, Jr.   Executive Vice President (1-                *
 (48)                  12-90)
Marvin James Alef,    Executive Vice President (1-                *
 Jr. (50)              10-92)
John W. Ballantine    Executive Vice President (1-                *
 (48)                  10-92)
Sherman I. Goldberg   Executive Vice President (1-                *
 (52)                  12-90), General Counsel and
                       Secretary (4-8-88)
Thomas H. Hodges      Executive Vice President (12-               *
 (49)                 9-94)
Donald R. Hollis      Executive Vice President (1-                *
 (59)                  10-86)
Robert A. Rosholt     Executive Vice President (1-                *
 (44)                  14-94) and Chief Financial
                       Officer
                       (1-1-93)

- --------
*Has served as an officer of the Corporation or a subsidiary for at least the past five years.

 Officers of the Corporation serve until the annual meeting of the Board of Directors (April 21, 1995).

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by this Item is set forth in the first paragraph on page 10 of this Form 10-K, and in the Corporation's 1994 Annual Report to Stockholders in the "Five-Year Summary of Selected Financial Information" on page 18, the "Common Stock and Stockholder Data" table on page 66, the "Quarterly Earnings and Market Price Summary" table on page 67, the "Consolidated Summary of Quarterly Financial Information" table on page 67, and under "Corporate Information" on page 72; such portions of the Annual Report are expressly incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is set forth in the "Financial Ratios" table on page 19 of this Form 10-K, and in the Corporation's 1994 Annual Report to Stockholders in the "Five-Year Summary of Selected Financial Information" on page 18, which is expressly incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is set forth in the Corporation's 1994 Annual Report to Stockholders on pages 17-39 of the "Financial Review" section and is expressly incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is set forth under "Certain Statistical Information" on pages 11-20 of this Form 10-K, and in the Corporation's 1994 Annual Report to Stockholders in the consolidated financial statements and the notes thereto on pages 40-63, the "Report of Independent Public Accountants" on page 65, and in the "Selected Statistical Information" section on pages 66-69; such portions of the Annual Report are expressly incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item pertaining to executive officers of the Corporation is set forth in Part I of this Form 10-K under the heading Executive Officers of the Registrant. The information required by this Item pertaining to directors of the Corporation is set forth on pages 2-6 of the Corporation's definitive proxy statement dated March 17, 1995, and is expressly incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is set forth on pages 12-23 of the Corporation's definitive proxy statement dated March 17, 1995, and is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required by this Item is set forth on pages 11-12 of the Corporation's definitive proxy statement dated March 17, 1995, and is expressly incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is set forth on pages 8 and 26 of the Corporation's definitive proxy statement dated March 17, 1995, and is expressly incorporated herein by reference.

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

     10(C).    1983 Stock Option Plan, as amended and restated [Exhibit
                28 to the Corporation's Post-Effective Amendment No. 1 to
                Form S-8 Registration Statement (File No. 33-15779) in-
                corporated herein by reference].*
     10(D).    First Chicago Corporation Compensation Agreement, as
                amended [Exhibit 10(D) to the Corporation's 1992 Annual
                Report on Form 10-K (File No. 1-6052) incorporated herein
                by reference].*
     10(E).    The First National Bank of Chicago Compensation Agreement,
                as amended [Exhibit 10(E) to the Corporation's 1992 An-
                nual Report on Form 10-K (File No. 1-6052) incorporated
                herein by reference].*
     10(F).    Director Retainer Stock Plan [Exhibit 10(G) to the Corpo-
                ration's 1990 Annual Report on Form 10-K (File No. 1-
                6052) incorporated herein by reference].*
     10(G).    First Chicago Corporation Savings Incentive Plan, as
                amended and restated.*
     10(H).    401(k) Supplemental Savings Incentive Plan [Exhibit 10(I)
                to the Corporation's 1990 Annual Report on Form 10-K
                (File No. 1-6052) incorporated herein by reference].*
     10(I).    Executive Retirement Plan [Exhibit 10(I) to the Corpora-
                tion's 1992 Annual Report on Form 10-K (File No. 1-6052)
                incorporated herein by reference].*
     10(J).    Individual Change of Control Employment Agreement.*
     10(K).    First Chicago Corporation Trust Agreement (Trust A) [Ex-
                hibit 10(K) to the Corporation's 1992 Annual Report on
                Form 10-K (File No. 1-6052) incorporated herein by refer-
                ence].*
     10(L).    First Chicago Corporation Trust Agreement (Trust B) [Ex-
                hibit 10(L) to the Corporation's 1992 Annual Report on
                Form 10-K (File No. 1-6052) incorporated herein by refer-
                ence].*
     10(M).    First Chicago Corporation Director Retirement Income
                Plan.*
     10(N).    First Chicago Corporation Senior Management Annual Incen-
                tive Plan.*
     12.       Statements re computation of ratios.
     13.       The Corporation's 1994 Annual Report to Stockholders.
     21.       Subsidiaries of the Corporation.
     23.       Consents of experts and counsel.
     27.       Financial Data Schedule

  (b) The Corporation filed the following Current Reports on Form 8-K during the quarter ended December 31, 1994:

      DATE              ITEM REPORTED
      ----              -------------
      October 18, 1994  The Corporation's earnings for the quarter ended
                         September 30, 1994.
      November 14, 1994 Announcement that the Corporation increased the common stock quarterly dividend.
      November 17, 1994 Announcement that the Corporation incurred a loss as a result of the purchase of certain structured notes
                         related to the trust business of FNBC, and that the
                         Commission initiated an informal inquiry regarding
                         certain mutual funds advised by FNBC.

- --------
*MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS FORM 10-K.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 10TH DAY OF FEBRUARY, 1995.

                                          First Chicago Corporation
                                            (Registrant)

                                                   /s/ Richard L. Thomas
                                          By___________________________________
                                                     Richard L. Thomas
                                                   Chairman of the Board
                                                and Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE CORPORATION AND IN THE CAPACITIES INDICATED, THIS 10TH DAY OF FEBRUARY, 1995.

/s/ John H. Bryan                  /s/ Jerry K. Pearlman
- ---------------------              ----------------------------------------
John H. Bryan                      Jerry K. Pearlman
Director                           Director
/s/ Dean L. Buntrock               /s/ Jack F. Reichert
- ---------------------              ----------------------------------------
Dean L. Buntrock                   Jack F. Reichert
Director                           Director
/s/ James S. Crown                 /s/ Patrick G. Ryan
- ---------------------              ----------------------------------------
James S. Crown                     Patrick G. Ryan
Director                           Director
/s/ Donald V. Fites                /s/ Adele Simmons
- ---------------------              ----------------------------------------
Donald V. Fites                    Adele Simmons
Director                           Director
/s/ Donald P. Jacobs               /s/ Roger W. Stone
- ---------------------              ----------------------------------------
Donald P. Jacobs                   Roger W. Stone
Director                           Director
/s/ Andrew J. McKenna              /s/ Richard L. Thomas
- ---------------------              ----------------------------------------
Andrew J. McKenna                  Richard L. Thomas
Director                           Director and Principal Executive Officer
/s/ Richard M. Morrow              /s/ David J. Vitale
- ---------------------              ----------------------------------------
Richard M. Morrow                  David J. Vitale
Director                           Director
/s/ Leo F. Mullin                  /s/ Robert A. Rosholt
- ---------------------              ----------------------------------------
Leo F. Mullin                      Robert A. Rosholt
Director                           Principal Financial Officer
/s/ Earl L. Neal                   /s/ William J. Roberts
- ---------------------              ----------------------------------------
Earl L. Neal                       William J. Roberts
Director                           Principal Accounting Officer
/s/ James J. O'Connor
- ---------------------
James J. O'Connor
Director

                                 EXHIBIT INDEX

  EXHIBIT                                                                   PAGE
  NUMBER                       EXHIBIT DESCRIPTION                         NUMBER
  -------                      -------------------                         ------
  3(A).    Restated Certificate of Incorporation of the Corporation,
            as amended.
  3(B).    By-Laws of the Corporation, as amended (incorporated herein
            by reference).                                                  N/A
 10(A).    Stock Incentive Plan (incorporated herein by reference).         N/A
 10(B).    Strategic Stock Incentive Plan, as amended (incorporated
            herein by reference).                                           N/A
 10(C).    1983 Stock Option Plan, as amended and restated (incorpo-
            rated herein by reference).                                     N/A
 10(D).    First Chicago Corporation Compensation Agreement, as
            amended (incorporated herein by reference).                     N/A
 10(E).    The First National Bank of Chicago Compensation Agreement,
            as amended (incorporated herein by reference).                  N/A
 10(F).    Director Retainer Stock Plan (incorporated herein by refer-
            ence).                                                          N/A
 10(G).    First Chicago Corporation Savings Incentive Plan, as
            amended and restated.
 10(H).    401(k) Supplemental Savings Incentive Plan (incorporated
            herein by reference).                                           N/A
 10(I).    Executive Retirement Plan (incorporated herein by reference).    N/A
 10(J).    Individual Change of Control Employment Agreement.
 10(K).    First Chicago Corporation Trust Agreement (Trust A)
            (incorporated herein by reference).                             N/A
 10(L).    First Chicago Corporation Trust Agreement (Trust B)
            (incorporated herein by reference).                             N/A
 10(M).    First Chicago Corporation Director Retirement Income Plan.
 10(N).    First Chicago Corporation Senior Management Annual
            Incentive Plan.
 12.       Statements re computation of ratios.
 13.       The Corporation's 1994 Annual Report to Stockholders.
 21.       Subsidiaries of the Corporation.
 23.       Consents of experts and counsel.
 27.       Financial Data Schedule.