Form 10-Q
period 1995-03-31
FIRST CHICAGO CORP
filed 1995-05-11
CIK 36161

First Chicago Corporation and Subsidiaries
Financial Supplement and Form 10-Q

Contents
___________________________________________________________________
Five-Quarter Summary of Selected Financial Information            1


Business Segments                                                 2


Earnings Analysis                                                 6


Liquidity Risk Management                                        12


Market Risk Management                                           13


Credit Risk Management                                           19


Derivative Financial Instruments                                 23


Capital Management                                               24


Consolidated Financial Statements                                27


Notes to Consolidated Financial Statements                       31


Selected Statistical Information                                 34


Form 10-Q                                                        40

- -------------------------------------------------------------------------------------------------------
F I V E - Q U A R T E R   S U M M A R Y  O F  S E L E C T E D  F I N A N C I A L  I N F O R M A T I O N
First Chicago Corporation and Subsidiaries
- -------------------------------------------------------------------------------------------------------
                                                  March  December  September      June     March
(Dollars in millions, except per share data)       1995      1994       1994      1994      1994
- ------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA FOR THE QUARTER
Net interest income.....................        $ 373.6   $ 333.2    $ 334.4   $ 332.8   $ 330.6
Tax-equivalent adjustment...............            6.1       7.0        6.4       5.9       4.9
                                                -------   -------    -------   -------   -------
Net interest income--tax-equivalent
 basis..................................          379.7     340.2      340.8     338.7     335.5
Provision for credit losses.............           65.0      76.0       55.0      43.0      50.0
Noninterest income......................          470.1     488.8      455.1     428.8     501.9
Noninterest expense.....................          478.1     482.1      491.4     460.6     484.5
Net income..............................          195.1     173.4      153.8     168.7     193.8
- ------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
Net income - Primary....................        $  2.03   $  1.76    $  1.54   $  1.71   $  2.05
Net income - Fully diluted..............           1.98      1.72       1.51      1.67      2.00
- ------------------------------------------------------------------------------------------------
AT QUARTER-END
Assets..................................        $72,378   $65,900    $65,747   $64,089   $59,843
Loans...................................         27,018    25,947     23,817    23,680    23,782
Deposits................................         32,191    31,666     29,670    28,577    28,833
Long-term debt..........................          2,272     2,271      2,272     2,269     2,265
Common stockholders' equity.............          4,057     3,922      3,930     3,763     3,647
Stockholders' equity....................          4,668     4,533      4,541     4,524     4,408
- ------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Assets..................................        $69,852   $68,539    $66,050   $60,490   $61,475
Loans...................................         26,034    24,335     23,484    22,940    22,488
Earning assets..........................         59,220    56,328     54,226    50,464    49,488
Deposits................................         31,488    29,933     29,409    29,009    29,366
Common stockholders' equity.............          3,978     3,931      3,815     3,663     3,620
Stockholders' equity....................          4,589     4,542      4,426     4,424     4,381
- ------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on stockholders' equity..........           17.2%     15.1%      13.8%     15.3%     17.9%
Return on common stockholders' equity...           18.9      16.5       15.0      16.5      20.2
Return on assets........................           1.13      1.00       0.92      1.12      1.28
- ------------------------------------------------------------------------------------------------
CAPITAL DATA (1)
Common-equity-to-assets.................            6.2%      6.6%       6.6%      6.5%      6.6%
Regulatory leverage ratio (2)...........            7.7       7.5        7.8       8.0       7.8
Risk-based capital (2)
  Tier 1 ratio..........................            8.6       8.8        9.2       8.9       9.1
  Total capital ratio...................           13.0      13.4       13.9      13.8      14.2
  Tier 1 capital........................        $ 4,460   $ 4,325    $ 4,319   $ 4,148   $ 4,182
  Total capital.........................          6,736     6,566      6,561     6,424     6,509
- ------------------------------------------------------------------------------------------------
COMMON SHARE AND STOCKHOLDER DATA FOR THE QUARTER ENDED
Market price............................        $50 1/8   $47 3/4    $45 7/8   $48 1/8   $48 1/8
Book value..............................          45.16     43.65      42.79     43.40     42.19
Dividends declared per common share.....           0.55      0.55       0.50      0.50      0.40
Common dividends........................             49        50         46        43        34
Preferred dividends (3).................             10        10         10        18        14
Dividend payout ratio...................           27.1%     31.3%      32.5%     29.2%     19.5%
Average number of common and common-
  equivalent shares (in millions).......           91.0      92.9       93.4      88.0      87.7
Average number of shares, assuming full
 dilution (in millions).................           94.8      96.7       97.1      91.8      91.6
- ------------------------------------------------------------------------------------------------
(1) Net of investment in First Chicago Capital Markets, Inc.
(2) June 1994 excludes $150 million of Preferred Stock, Series D, that was redeemed on July 1, 1994.
(3) Second quarter of 1994 includes a $4.5 million premium related to the redemption of Preferred Stock, Series D.

BUSINESS SEGMENTS

- ------------------------------------------------------------------------------------------------
Business Segments
- ------------------------------------------------------------------------------------------------
                                                     Three Months Ended March 31
                                      Consumer       Corporate         Other        First Chicago
                                       Banking        Banking       Activities(1)    Corporation
(Dollars in millions,              --------------  --------------  --------------  --------------
 except where noted)                1995    1994    1995    1994    1995   1994     1995    1994
- -------------------------------------------------------------------------------------------------
Net income.......................  $  92   $  89   $  72   $  24    $ 31   $ 81    $ 195   $ 194
Return on common equity..........     33%     44%     12%      3%    N/M    N/M       19%     20%
Average assets (presecuritized)
  (in billions)..................  $17.7   $15.1   $57.0   $49.8    $1.2   $1.4    $75.9   $66.3
Average common equity (in
   billions).....................    1.1     0.8     2.3     1.9     0.6    0.9      4.0     3.6
- -------------------------------------------------------------------------------------------------

(1) Includes results from the accelerated asset disposition portfolio, the venture capital group, certain investment management activities and other special corporate items.
N/M - Not meaningful.


Financial results are aligned by customer segment--Consumer and Corporate--and by major businesses within these categories. The results are derived from the internal profitability reporting system and reflect the allocation of all institutional and overhead items. This system uses a detailed funds transfer methodology and a common equity allocation based on risk elements. Consumer Banking results are presented before securitization of credit card receivables ("presecuritized") to facilitate analysis of trends. See the discussions of net interest income beginning on page 7 and a reconciliation of reported to presecuritized results on page 34.

- -------------------------------------------------------------------------------------------------
CONSUMER BANKING*
- -------------------------------------------------------------------------------------------------
                                                             Three Months Ended March 31
                                                      Credit Card              Community Banking
(Dollars in millions,                              -------------------         -----------------
 except where noted)                                 1995       1994 (1)       1995         1994
- -------------------------------------------------------------------------------------------------
Net interest income-tax-equivalent basis.........   $ 242         $234         $102         $ 78
Provision for credit losses......................     115           95            3            4
Noninterest income...............................     111           96           49           47
Noninterest expense..............................     117           97          120          113
Net income.......................................   $  75         $ 85         $ 17         $  4
Return on common equity..........................      46%          70%          14%           3%
Efficiency ratio (2).............................      33%          29%          79%          90%
Average assets (in billions).....................   $11.7         $9.9         $6.0         $5.2
Average loans (in billions)......................    11.8          9.9          5.1          4.3
Average common equity (in billions)..............     0.6          0.5          0.5          0.3
- -------------------------------------------------------------------------------------------------
* Contribution from $0.8 billion in Chicago area credit card receivables is split equally between Credit Card and Community Banking.
(1) Starting in 1995, Mileage Plus payments are netted against associated revenues.  For comparison purposes,
    1994 credit card revenue and expense totals have been adjusted by $15 million to reflect this change.
(2) Noninterest expense as a percentage of total revenue (net interest income and noninterest income).

CONSUMER BANKING

First Chicago serves local consumers and small businesses through more than 80 retail banking branches. Nationally, it reaches consumers through First Card, which is one of the largest issuers of bank credit cards in the U.S. For the first quarter of 1995, Consumer Banking contributed $92 million in earnings, or about half of the Corporation's total.

CREDIT CARD

This business segment continued to be the largest single contributor to the Corporation's earnings. Although net income declined to $75 million for the quarter, return on equity remained outstanding at 46 percent.

Total average credit card receivables (including the Chicago card accounts) increased 17 percent from 1994's first quarter. Revenue grew only 7 percent as spread compression continued to intensify. Provision for credit losses increased 21 percent -- in line with the receivables growth. The significant rise in expenses reflects the cost of a major solicitation campaign in 1995's first quarter.


COMMUNITY BANKING

For the first quarter of 1995, Community Banking's earnings improved dramatically, reaching $17 million and 14 percent return on common equity. This performance compares with $4 million and 3 percent, respectively, a year ago.

Improved spread income was the main reason for the increased profitability. The addition of consumer business from Lake Shore Bancorp., Inc. at midyear 1994 was also a key factor in the favorable earnings comparison.

- ---------------------------------------------------------------------------------
CORPORATE BANKING
- ---------------------------------------------------------------------------------
                                                  Three Months Ended March 31
                                                 Corporate and      Middle Market
                                             Institutional Banking  Banking (ANC)
(Dollars in millions,                        ---------------------  -------------
 except where noted)                           1995          1994    1995   1994
- ---------------------------------------------------------------------------------
Net interest income-tax-equivalent basis..    $ 104         $  96    $ 72   $ 57
Provision for credit losses...............        4             -       5      7
Noninterest income........................      164            93      17     21
Noninterest expense.......................      188           174      47     47
Net income................................    $  49         $   8    $ 23   $ 16
Return on common equity...................       10%            -      19%    19%
Efficiency ratio(1).......................       70%           92%     53%    60%
Average assets (in billions)..............    $50.9         $44.2    $6.1   $5.6
Average loans (in billions)...............     10.4           9.3     4.8    3.8
Average common equity (in billions).......      1.8           1.6     0.5    0.3
- ---------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue (net interest income and noninterest income).


CORPORATE BANKING

The Corporation is the leading provider of banking services to large corporations, governments, institutions and investors in Chicago and the Midwest. It is also among the top U.S. banking companies serving national and international customers. The large corporate banking business is conducted in Corporate and Institutional Banking.

The Corporation ranks first with Chicagoland's middle market businesses, which are primarily served by its American National Corporation subsidiary.

Corporate Banking businesses earned $72 million in the first quarter of 1995.

CORPORATE AND INSTITUTIONAL BANKING

Profitability in Corporate and Institutional Banking improved significantly from a year earlier as total revenue increased by more than 40 percent. Trading revenue in particular rebounded from weak 1994 results.


- --------------------------------------------------------
TOTAL REVENUE                         Three Months Ended
                                           March 31
(In millions)                           1995       1994
- --------------------------------------------------------
Trading...........................     $  75      $   2
Servicing.........................       102         94
Lending...........................        44         42
Financing.........................        37         36
Other.............................        10         15
                                       -----      -----

    Total.........................     $ 268      $ 189
                                       =====      =====
- --------------------------------------------------------

- --------------------------------------------------------
TRADING REVENUE                       Three Months Ended
                                           March 31
(In millions)                           1995       1994
- --------------------------------------------------------
Foreign exchange and derivatives..     $  30      $   4
Fixed income and derivatives......        20         14
Emerging markets..................        (1)       (49)
Funding and arbitrage.............         9         12
Other trading.....................        17         21
                                       -----      -----

    Total.........................     $  75      $   2
                                       =====      =====
- --------------------------------------------------------

Revenue from trading activities rose to $75 million in the first quarter from $2 million in the first quarter of 1994. The improvement was concentrated in foreign exchange and derivatives (up $26 million) and in the emerging markets segment, which posted a modest loss ($1 million) compared with a loss of $49 million a year earlier.

Servicing revenue increased 8.5 percent to $102 million, largely from cash management operations. Revenue from lending and financing activities was up slightly.

Average loans and leases in Corporate and Institutional Banking for the first quarter increased more than 10 percent from a year earlier to $10.4 billion. Expense growth was due in part to higher incentive compensation resulting from the improved trading performance.


MIDDLE MARKET BANKING (AMERICAN NATIONAL CORPORATION)

American National Corporation reported record earnings for the first quarter.
On a line-of-business basis, net income was $23 million and return on equity was 19 percent. Net income in the 1994 first quarter was $16 million. The significant increase reflects higher average loan volume (up $1 billion) due in part to the added assets from Lake Shore Bancorp., Inc. in the second half of 1994.

The 1995 first quarter results reflect the transfer of American National's investment management subsidiary to The First National Bank of Chicago at the beginning of the year. The decline in noninterest income is explained by this move.

OTHER ACTIVITIES

The venture capital portfolio contributed gains of $43 million in the first quarter of 1995, compared with $119 million in 1994. First-quarter 1995 net income was $24 million, which produced a return on equity of 33 percent.

Net gains from the management of assets held for accelerated disposition totaled $7.7 million in the first quarter of 1995, compared with $10 million in the year-ago quarter. First-quarter 1994 results also included a gain of $35 million from the sale of an interest in an investment management business.

No significant corporate expenses were included in other activities in the first quarter of 1995. Special charges of $42 million were incurred in the first quarter of 1994, including equipment costs of $24 million related to the reduction in estimated useful life of personal computer equipment and other expenses of $18 million related to litigation and other corporate activities.


STAFFING LEVELS

Staff levels for each business segment as well as corporate support functions were as follows. In the business segment financials, the expenses related to support areas are reflected in the appropriate consumer or corporate business.

- --------------------------------------------------------------------------------
Average Full-Time-Equivalent    1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
 Staff                            1995      1994      1994      1994      1994
- --------------------------------------------------------------------------------
Corporate and Institutional.....   6,276     6,342     6,402     6,340     6,315

Community Banking...............   4,071     4,283     4,694     4,609     4,647

Credit Card.....................   3,212     3,007     2,922     2,821     2,743

Middle Market...................   2,084     2,156     2,143     2,069     2,062

Corporate Support (1)...........   1,661     1,482     1,566     1,527     1,514
                                  ------    ------    ------    ------    ------

  First Chicago Corporation.....  17,304    17,270    17,727    17,366    17,281
                                  ======    ======    ======    ======    ======
- --------------------------------------------------------------------------------

(1) Increased staffing in the first quarter of 1995 represents the shifting of certain support services from Community Banking and Middle Market Banking.

EARNINGS ANALYSIS

SUMMARY

The Corporation reported net income of $195.1 million, or $1.98 per share, for the first quarter of 1995, compared with $193.8 million, or $2.00 per share, for the first quarter of 1994. Excluding the results from the Corporation's venture capital operations, net income was $171.2 million, or $1.75 per share, compared with $124.6 million, or $1.27 per share, a year ago.

- ----------------------------------------------------------------
                                                   Three Months
                                                      Ended
(Dollars in millions,                                March 31
except per share data)                            1995     1994
- ----------------------------------------------------------------
Net interest income--tax-equivalent basis......  $379.7   $335.5
Provision for credit losses....................    65.0     50.0
Noninterest income.............................   470.1    501.9
Noninterest expense............................   478.1    484.5
Net income.....................................   195.1    193.8

Common Share Data
  PRIMARY
  Net income...................................  $ 2.03   $ 2.05
  Average common and common-equivalent shares
   (in millions)...............................    91.0     87.7

  FULLY DILUTED
  Net income...................................  $ 1.98   $ 2.00
  Average shares, assuming full dilution
   (in millions)...............................    94.8     91.6

Return on assets...............................    1.13%    1.28%
Return on common stockholders' equity..........    18.9     20.2
- ----------------------------------------------------------------

Results for the 1995 first quarter were strong, driven by the Corporation's core business lines.

The credit card business was a major contributor to earnings as average managed receivables grew to $12.1 billion at March 31, 1995, up 17 percent from $10.3 billion a year ago.

The middle market banking business generated record earnings in the first quarter due primarily to strong loan growth.

Combined trading activities generated profits of $50 million in the 1995 first quarter, compared with losses of $25 million a year ago. Increased customer demand for foreign exchange transactions was a key factor in the quarter's results. Equity securities gains in the quarter were $55 million, of which $43 million was related to the venture capital portfolio. Equity securities gains in the first quarter of 1994 were $134 million, of which $119 million was related to the venture capital portfolio. Venture capital gains in the 1994 first quarter were related primarily to the Corporation's investment in NEXTEL Communications, Inc., a telecommunications services company.

Return on common stockholders' equity was 19 percent for the first quarter of 1995, the tenth consecutive quarter in which the Corporation achieved at least a 15 percent return. The Corporation's capital ratios at quarter-end remain considerably above the regulatory "well-capitalized" guidelines.

The Corporation repurchased approximately 400,000 shares of its common stock during the first quarter of 1995. The common stock buyback program authorizes the repurchase of up to 7 million shares. The purpose of this program is to repurchase shares to meet obligations under the Corporation's employee benefit plans and to manage the overall capital position of the Corporation. As of March 31, 1995, approximately 75 percent of the program had been completed.

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

- --------------------------------------------------------------
                                                Three Months
                                                   Ended
                                                  March 31
(Dollars in millions)                          1995      1994
- --------------------------------------------------------------
Net interest income--tax-equivalent basis..  $ 379.7   $ 335.5

Average earning assets.....................  $59,220   $49,488

Net interest margin........................     2.60%     2.75%
- --------------------------------------------------------------

In order to analyze fundamental trends in the Corporation's net interest margin, it is useful to adjust for: 1) securitization of credit card receivables, and
2) the activities of First Chicago Capital Markets, Inc. (FCCM).

When credit card receivables are sold in securitization transactions, the Corporation's earnings are unchanged; however, the net interest income related to these high-yield assets is displaced by increased servicing fees, net of portfolio credit losses. The average level of securitized assets was $6.0 billion in the first quarter of 1995, compared with $4.8 billion in the first quarter of 1994. The effect of credit card securitization transactions on the Corporation's financial statements is summarized on page 34. The impact is also discussed within specific categories of the Earnings Analysis.

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

- -----------------------------------------------------------------------
                                                         Three Months
                                                            Ended
                                                           March 31
(Dollars in millions)                                   1995      1994
- -----------------------------------------------------------------------
Adjusted net interest income--tax-equivalent basis..  $ 513.7   $ 455.2

Adjusted average earning assets.....................  $53,766   $47,004

Adjusted net interest margin........................     3.87%     3.93%
- -----------------------------------------------------------------------

On an adjusted basis, net interest margin for the first quarter of 1995 was 3.87 percent. This compares with 3.93 percent in the year-ago quarter.

The decline in adjusted net interest margin was due primarily to reduced credit card spreads resulting from competitive pricing pressures as well as higher relative funding costs. This was partially offset by average loan growth in both the credit card and middle market businesses and by higher interest collections, net of reversals, on problem loans.

The following table presents a composition of average loans by business segment.

- -----------------------------------------------------------------------------
Average Loans-Presecuritized                 For the Quarter Ended March 31
(Dollars in millions)                         1995                     1994
- -----------------------------------------------------------------------------
Credit Card........................       $11,796      37%    $ 9,864     36%
Corporate and Institutional........        10,354      32       9,359     34
Community Banking..................         5,094      16       4,263     16
Middle Market......................         4,817      15       3,850     14
                                          -------     ---     -------    ---

   Total...........................       $32,061     100%    $27,336    100%
                                          =======     ===     =======    ===
- -----------------------------------------------------------------------------

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $65 million in the first quarter of 1995, compared with $50 million a year ago. The $15 million increase was related primarily to growth in the credit card portfolio.

The change in the allowance for credit losses is presented in the following table.
- ------------------------------------------------------------------------
                                                           Three Months
                                                              Ended
                                                             March 31
(Dollars in millions)                                       1995  1994
- ------------------------------------------------------------------------
Allowance for credit losses
  --beginning of period...............................     $723    $683
Provision for credit losses...........................       65      50

Net charge-offs.......................................      (44)    (33)

Other, transfers related to securitized receivables...       10      10
                                                           ----    ----

Net change in allowance for credit losses.............       31      27
                                                           ----    ----
Allowance for credit losses
  -- end of period....................................     $754    $710
                                                           ====    ====

  -- as a percentage of loans outstanding.............      2.8%    3.0%

  -- as a percentage of nonperforming loans...........      618%    300%
- ------------------------------------------------------------------------

Details of the Corporation's credit risk management and performance during the three months ended March 31, 1995, are presented in the Credit Risk Management section, beginning on page 19.

NONINTEREST INCOME

The following table provides a breakdown of the components of noninterest income for the first three months of 1995 as compared to a year ago.

- ------------------------------------------------------------
                                              Three Months
                                                  Ended
                                                March 31
(In millions)                                 1995    1994
- ------------------------------------------------------------
Combined trading account profits (losses)..  $ 50.4  $(24.7)
Equity securities gains....................    54.9   134.2
Investment securities gains................       -     0.5
                                             ------  ------
  Market-driven revenues...................   105.3   110.0

Credit card fee revenue....................   191.2   182.3
Service charges and commissions............   107.9   101.3
Fiduciary and investment management fees...    51.6    52.4
Net gains from accelerated disposition
  portfolio activities.....................     7.7    10.0
Other......................................     6.4    45.9
                                             ------  ------
  Total....................................  $470.1  $501.9
                                             ======  ======
- ------------------------------------------------------------

Market-driven revenues for the first quarter of 1995 decreased to $105.3 million from $110.0 million for the same period in 1994; in the year-ago quarter, these revenues included significant equity securities gains from the Corporation's investment in NEXTEL Communications, Inc.

Combined trading activities generated profits of $50.4 million, reflecting increased customer-driven foreign exchange activity due to more volatile currency markets as well as higher fixed income trading revenues. This reflects a significant improvement from a $25 million loss in the year-ago quarter that resulted from weakness in the emerging markets sector.

Equity securities gains totaled $54.9 million, compared with $134.2 million a year ago. The following table presents a breakdown of securities gains from venture capital, corporate finance and debt restructuring activities.

- -------------------------------------------------

                                   Three Months
                                       Ended
                                     March 31
(In millions)                      1995    1994
- -------------------------------------------------
Venture capital..................  $43.2  $118.6
Corporate finance................   11.7    15.1
Debt restructuring...............      -     0.5
                                   -----  ------
  Total equity securities gains..  $54.9  $134.2
                                   =====  ======
- -------------------------------------------------

Over 80 percent of the venture capital securities gains in the first quarter of 1994 were related to the Corporation's investment in NEXTEL Communications, Inc. For additional information on the Corporation's venture capital activities, see page 18.

The Corporation renewed its agreement with United Airlines during the first quarter of 1995, extending their partnership into the next century in First Card's successful Mileage Plus credit card program. The new agreement has been established as a revenue-sharing arrangement. As a result, beginning in 1995, payments to United Airlines will reduce credit card fee revenue rather than be treated as operating expenses.

Adjusted for the effects of credit card securitization and the change in the recognition of Mileage Plus payments, credit card fee growth was 25 percent for the first quarter of 1995. This increase in fee revenue resulted from both a continued growth in the cardholder base and increased transaction volume.

Service charges and commissions for the first three months of 1995 rose 7 percent from the year-earlier period to $107.9 million, primarily because of growth in syndication management fees.

Gains from transactions related to assets in the accelerated disposition portfolio totaled $7.7 million in the first quarter of 1995, compared with $10 million a year ago.

Other revenue in the first quarter of 1994 included a $34.5 million gain related to the sale of the Corporation's remaining interest in Brinson Holdings, Inc. to Brinson's management.


NONINTEREST EXPENSE

Operating expenses were $478.1 million for the first quarter of 1995, compared with $484.5 million a year ago. Adjusted for the change in recognition of Mileage Plus payments discussed on page 9 and special charges of $42 million incurred in the first quarter of 1994, operating expense was up 12 percent from a year ago. Much of this increase was due to growth in the credit card business as well as higher incentive compensation accruals.

- -----------------------------------------------------------------
                                                    Three Months
                                                       Ended
                                                      March 31
(In millions)                                       1995    1994
- -----------------------------------------------------------------
Salaries and benefits............................  $231.8  $207.4
Occupancy expense of premises, net...............    36.4    34.8
Equipment rentals, depreciation and maintenance..    31.4    53.3
Amortization of intangible assets................    15.3    18.2
Deposit insurance expense........................    10.6    10.7
Other............................................   152.6   160.1
                                                   ------  ------
      Total......................................  $478.1  $484.5
                                                   ======  ======
- -----------------------------------------------------------------

In the first quarter of 1995, total salaries and benefits increased 12 percent from a year ago. The increase was due primarily to increased employee benefit expenses as well as increased incentive compensation accruals largely related to improved trading profits.

Equipment costs were $31.4 million in the first quarter of 1995. Adjusting for the special charge related to personal computer equipment recorded in the first quarter of 1994, equipment costs were up 9 percent from a year ago. This increase was due principally to the expensing of personal computer equipment in 1995. The special charge in the 1994 first quarter totaled $24.5 million and reflected the reduced estimated useful life of certain personal computer equipment.

Other operating expense in the first quarter of 1994 included special charges of $17.7 million associated with litigation and other corporate activities. Adjusted for the change in recognition of Mileage Plus payments and the special charges that were incurred, much of the increase in other operating expense was related to the Corporation's continued investment in the credit card business.

APPLICABLE INCOME TAXES
- ----------------------------------------------
                                Three Months
                                   Ended
                                  March 31
(Dollars in millions)          1995     1994
- ----------------------------------------------
Income before income taxes..  $300.6   $298.0

Applicable income taxes.....   105.5    104.2

Effective tax rate..........    35.1%    35.0%
- ----------------------------------------------

The effective tax rate of 35.1 percent for the first quarter of 1995 reflects general business tax credits and tax-exempt income from a one-time corporate banking transaction. The effective tax rate a year ago reflects a one-time benefit from implementing the final Internal Revenue Service bad debt recapture regulations.

LIQUIDITY RISK MANAGEMENT

Liquidity is the ability to meet all present and future financial obligations in a timely manner. The Corporation has established policies and procedures that are designed to cover balance sheet assets and liabilities as well as off-balance-sheet items that are potential sources and uses of liquidity.

The Statement of Cash Flows, on page 30, presents data on cash and cash equivalents provided and used by the Corporation in its operating, investing and financing activities.


ASSET LIQUIDITY

The Corporation believes that asset liquidity is the most effective way to manage overall liquidity. One measure of liquidity is the ratio of liquid assets to total assets for The First National Bank of Chicago and FCC National Bank. The short-term assets defined as liquid are deposit placements (due from banks--interest-bearing) and federal funds sold. The Corporation maintained an average liquid asset ratio well in excess of its 12 percent minimum guideline in both the first quarter of 1995 and the first quarter of 1994.

The Corporation's investment securities portfolio includes U.S. government, municipal and other debt securities as well as equity investments. The debt securities portfolio is used primarily to meet collateral requirements for certain customer deposits. The equity securities portfolio, while representing a secondary source of liquidity, generally is not readily saleable due to the form or size of the underlying equity interest. See page 34 for a detailed breakdown of the investment securities portfolio.

The Corporation continues to use credit card securitization as an effective tool for increasing liquidity and diversifying funding sources. Securitized credit cards totaled $5.9 billion at March 31, 1995, compared with $6.1 billion at year-end 1994 and $4.7 billion at March 31, 1994.


LIABILITY LIQUIDITY

The Corporation has developed direct access to both the retail and wholesale markets as a means of achieving a diversified source of funding. This diversification of funding sources among instruments, maturities and depositors is intended to balance the expense of gathering funds with the maintenance of flexibility in funding options.

The following table shows the Corporation's mix of funding sources.

DEPOSITS AND OTHER PURCHASED FUNDS
- ------------------------------------------------------------------------------------
                                      March 31  Dec. 31  Sept. 30  June 30  March 31
Quarter Ending (In millions)              1995     1994      1994     1994      1994
- ------------------------------------------------------------------------------------
Domestic offices
  Demand............................   $ 6,791  $ 7,647   $ 7,217  $ 7,009   $ 7,114
  Savings...........................     7,564    7,448     7,426    7,401     7,633
  Time
    Under $100,000..................     2,529    2,548     2,480    2,260     2,256
    $100,000 and over...............     3,265    2,601     2,122    2,061     2,189

Foreign offices
  Banks in foreign countries........     3,819    4,836     4,009    3,482     3,142
  Foreign governments and
    official institutions...........     1,387    1,469     1,498    1,355     1,192
  Other time and savings............     6,731    4,847     4,384    4,700     5,057
  Other demand......................       105      270       534      309       250
                                       -------  -------   -------  -------   -------
         Total deposits.............    32,191   31,666    29,670   28,577    28,833
- ------------------------------------------------------------------------------------
Federal funds purchased and
  securities under repurchase
  agreements........................    14,595   13,026    12,303   12,208     9,266
Commercial paper....................       690      147       307      103       145
Other funds borrowed................     7,445    7,518     8,752    7,948     8,139
Long-term debt......................     2,272    2,271     2,272    2,269     2,265
                                       -------  -------   -------  -------   -------
    Total other purchased funds.....    25,002   22,962    23,634   22,528    19,815
                                       -------  -------   -------  -------   -------
    Total...........................   $57,193  $54,628   $53,304  $51,105   $48,648
                                       =======  =======   =======  =======   =======
- ------------------------------------------------------------------------------------

MARKET RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Corporation maintains risk management policies that monitor and limit exposure to market risk. Through its trading activities, it strives to take advantage of profit opportunities available in interest and exchange rate movements. In asset and liability management activities, the Corporation attempts to minimize structural interest rate risk. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.


TRADING ACTIVITIES

The Corporation maintains active trading positions in a variety of markets and instruments, including U.S. government, municipal and money market securities. It also maintains positions in derivative products associated with these markets and instruments, such as interest rate and currency swaps, and commodity and equity index options.

The Corporation has adopted policies designed to strictly monitor trading positions at all times. The overall market risk that any business unit can assume is approved by a committee of the Board of Directors through a risk point limit. Risk points represent the Corporation's estimate of the amount of potential overnight loss in a capital markets product. Products that have more inherent price volatility incur more risk points. A business unit will use up more of its risk point limit if it trades in the more volatile products. The risk point system, therefore, is the means by which the Corporation manages its value at risk.

The Corporation monitors value at risk in each of its significant trading portfolios on a daily basis. The following tables show average, maximum and minimum daily value at risk for the first quarter of 1995 as well as for the four quarters of 1994, and the actual trading revenue for each quarter (in millions).

- ------------------------------------------------------------------------------
Daily Value at Risk             March 31  Dec. 31  Sept. 30  June 30  March 31
                                    1995     1994      1994     1994      1994
- ------------------------------------------------------------------------------
Average.......................       $31      $42       $44      $41       $55
Maximum.......................        44       47        53       46        66
Minimum.......................        24       38        36       34        42
- ------------------------------------------------------------------------------


- ------------------------------------------------------------------------------
                                March 31  Dec. 31  Sept. 30  June 30  March 31
Quarter Ending                      1995     1994      1994     1994      1994
- ------------------------------------------------------------------------------

Trading revenue*                     $75      $30       $56      $42       $ 2
- ------------------------------------------------------------------------------

*Includes trading profits and related net interest income.

Value at risk is estimated using statistical models calibrated at a three-standard-deviation confidence interval, which means that the actual daily result should exceed the value at risk one day out of each two hundred. The value at risk shown represents portfolio aggregates and overstates the Corporation's value at risk because it only partially considers offsets and correlations across different trading portfolios. The Corporation is continuing its progress toward a consolidated view of market risk.



STRUCTURAL INTEREST RATE RISK MANAGEMENT

The Corporation actively manages its asset and liability positions with the goal of minimizing the impact on earnings of interest rate market volatility. Conservative management of its asset and liability positions has allowed the Corporation to maintain a relatively consistent adjusted net interest margin despite a sharp rise in short-term interest rates.

- ------------------------------------------------------------------------------------
Quarter Ending                    March 31   Dec. 31   Sept. 30   June 30   March 31
(Dollars in millions)                 1995      1994       1994      1994       1994
- ------------------------------------------------------------------------------------
Adjusted net interest income--
 tax-equivalent basis...........    $513.7    $486.5     $485.5    $463.7     $455.2
Adjusted net interest margin....      3.87%     3.74%      3.85%     3.93%      3.93%
- ------------------------------------------------------------------------------------

Net interest income can fluctuate with movements in the interest rate market due to an imbalance in the repricing or maturity of the Corporation's assets and liabilities. Whenever possible, assets are matched with liabilities of similar repricing characteristics. However, the loans and deposits generated through the Corporation's ordinary business activity do not naturally create offsetting positions with respect to repricing or maturity. For assets having indefinite maturities or repricing sensitivities, liability pools based on such assets' estimated maturities and repricing characteristics may be used to match the interest rate risk. Finally, asset and liability positions that are not appropriately offset with either specific on-balance-sheet transactions or with liability pools are offset through off-balance-sheet derivative positions (asset and liability management [ALM] derivatives).

Traditional gap analysis is one of a variety of measurement tools used to monitor and control the Corporation's interest rate risk position. Gap analysis measures the difference between the volume of assets and liabilities maturing or repricing in a given future time period. Certain assumptions are made for those assets or liabilities whose expected prepayment or withdrawal behavior may not be reflected by their maturity dates. Credit card securitizations, which subject credit card servicing fee revenue to interest rate risk, also are included in the gap analysis measure. In addition to static gap analysis, the Corporation identifies the more dynamic interest rate risk exposures of its businesses through duration of equity measures, stress testing of earnings simulation, and income sensitivity measurement of specific key portfolios.

The following table shows the "managerial" interest rate gap analysis as of March 31, 1995, used to identify the Corporation's exposure from domestic asset and liability positions. Interest rate risks in trading and overseas earning asset and liability positions are excluded from the gap analysis and managed principally as trading risks. A positive cumulative one-year gap position indicates more assets than liabilities are expected to reprice over the next 12-month period. Such a position implies that, assuming no management action, the Corporation's net interest income would be positively affected by rising interest rates and negatively affected by falling rates.

- -------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
- -------------------------------------------------------------------------------------------------
March 31, 1995                            0-90    91-180    181-365      1-5     Beyond
(Dollars in millions)                     days      days       days     years   5 years    Total
- -------------------------------------------------------------------------------------------------
Loans................................  $22,640   $   810   $    827   $ 2,020   $ 5,039   $31,336
Investment securities................      374       156        167     1,579       407     2,683
Other earning assets.................   22,305       109         95       163       218    22,890
Nonearning assets....................    6,672        12          -       147       346     7,177
                                       -------   -------   --------   -------   -------   -------

   Total domestic assets.............  $51,991   $ 1,087   $  1,089   $ 3,909   $ 6,010   $64,086
- -------------------------------------------------------------------------------------------------
Deposits.............................  $12,623   $ 1,094   $  2,152   $ 1,317   $ 4,165   $21,351
Other interest-bearing liabilities...   26,838       255        663     3,580     1,480    32,816
Noninterest-bearing liabilities......    4,193        49          3       397       609     5,251
Equity...............................      311         -          -       100     4,257     4,668
                                       -------   -------   --------   -------   -------   -------

   Total domestic liabilities
     and equity......................  $43,965   $ 1,398   $  2,818   $ 5,394   $10,511   $64,086
- -------------------------------------------------------------------------------------------------
Balance sheet sensitivity gap........  $ 8,026   $  (311)  $ (1,729)  $(1,485)  $(4,501)        -
- -------------------------------------------------------------------------------------------------
Cumulative gap as % of
  domestic assets....................    12.52%    12.04%      9.34%     7.02%        -         -
- -------------------------------------------------------------------------------------------------
Effect of off-balance-sheet ALM
 derivative transactions:
  Specific transactions..............  $(2,842)  $  (193)  $    864   $   975   $ 1,196         -
  Specific asset or liability pools..   (3,456)      168        653     2,479       156         -
- -------------------------------------------------------------------------------------------------
Interest rate sensitivity gap........  $ 1,728   $  (336)  $   (212)  $ 1,969   $(3,149)        -
- -------------------------------------------------------------------------------------------------
Cumulative gap.......................  $ 1,728   $ 1,392   $  1,180   $ 3,149         -         -
- -------------------------------------------------------------------------------------------------
Cumulative gap as % of
  domestic assets....................     2.70%     2.17%      1.84%     4.91%        -         -
- -------------------------------------------------------------------------------------------------

Access to the derivatives market is an important element in the Corporation's ability to maintain its gap position within policy guidelines. As of March 31, 1995, the Corporation had a total of $8.5 billion in ALM interest rate swaps, including $3.2 billion of ALM interest rate swaps against specific transactions and $5.3 billion against specific pools of assets or liabilities. Swaps used to adjust the interest rate sensitivity of specific transactions will not need to be replaced as they mature since the corresponding asset or liability will
mature along with the swap.   However, swaps against the asset and liability
pools will have an impact on the Corporation's risk position as they mature and, assuming no change to the underlying pool's characteristics, will need to be reissued to maintain the same neutral interest rate risk profile. These swaps could create a modest sensitivity of earnings due to changes in interest rates. Growth in the volume of stable retail liabilities and declines in the volume of longer-term fixed rate assets over the last few years have made it necessary to increase the use of swaps associated with specific pools of assets or liabilities to balance the Corporation's repricing risk. The following table summarizes the interest rate swaps used by the Corporation for asset and liability management purposes.

ASSET AND LIABILITY MANAGEMENT SWAPS
- -----------------------------------------------------------------------------
March 31, 1995
(Notional amounts in         Receive Fixed       Pay Fixed      Basis
 millions)                    Pay Floating    Receive Floating  Swaps   Total
- -----------------------------------------------------------------------------
Swaps associated with:      Specific   Pool   Specific   Pool   Pool
                            --------  ------  ---------  -----  -----
 Loans....................  $    -    $1,045       $ 30   $200  $  -   $1,275
 Securitized credit card
  receivables.............         -   1,225          -      -      -   1,225
 Deposits.................       474   2,525          -      -      -   2,999
 Other funds borrowed.....       488       -        916      -    325   1,729
 Long-term debt...........     1,238       -          -      -      -   1,238
                              ------  ------  ---------  -----  -----  ------

   Total..................    $2,200  $4,795       $946   $200   $325  $8,466
                              ======  ======  =========  =====  =====  ======
- -----------------------------------------------------------------------------

For most of its asset and liability management swaps, the Corporation receives a fixed rate and pays a floating rate of interest. Substantially all interest rate swaps used by the Corporation for asset and liability management purposes are standard interest rate swap contracts. The following table summarizes the contractual maturities and weighted average pay and receive rates for the asset and liability management swap position at March 31, 1995. The variable interest rates, which generally are the three-month and six-month LIBOR rates in effect on the date of repricing, have been assumed to remain constant. However, the variable interest rates will change with changes in interest rates and would affect the related weighted average information presented below.

- ----------------------------------------------------------------------------------------
(Dollars in millions)      1995     1996     1997     1998    1999   Thereafter    Total
- ----------------------------------------------------------------------------------------
Receive fixed swaps
     Notional amount....  $1,406   $2,246   $1,498   $ 377   $ 168       $1,300   $6,995
     Weighted average:
        Receive rate....    5.96%    7.00%    6.33%   6.69%   7.91%        7.22%    6.69%
        Pay rate........    6.47%    6.46%    6.39%   6.56%   7.47%        6.56%    6.50%

Pay fixed swaps
     Notional amount....  $1,116   $   19   $    -   $   -    $  -       $   11   $1,146
     Weighted average:
        Receive rate....    6.15%    6.41%       -       -       -         6.21%    6.16%
        Pay rate........    9.27%    7.21%       -       -       -         5.06%    9.19%

Basis swaps
     Notional amount....  $  325   $    -   $    -   $   -    $  -       $    -   $  325
     Weighted average:
        Receive rate....    5.95%       -        -       -       -            -     5.95%
        Pay rate........    6.14%       -        -       -       -            -     6.14%
- ----------------------------------------------------------------------------------------
Total notional amount...  $2,847   $2,265   $1,498   $ 377   $ 168       $1,311   $8,466
- ----------------------------------------------------------------------------------------

VENTURE CAPITAL ACTIVITIES

The Corporation's portfolio of venture capital investments is composed of publicly traded equity securities held directly, publicly traded equity securities held indirectly, and investments in private companies. Net income attributable to the venture capital business--revenues less the portfolio's funding costs and other expenses--was $24 million, or $0.23 per share, for the 1995 first quarter, compared with net income of $69 million, or $0.73 per share, a year ago.

Venture Capital Portfolio
- ----------------------------------------------------------------------
March 31, 1995                Investments      Investments
(In millions)                Held Directly   Held Indirectly    Total
- ----------------------------------------------------------------------
Publicly traded equity
 investments
   Gross value.............           $414              $388   $  802
   Discount................            (15)              (95)    (110)
                                      ----              ----   ------
      Fair value...........           $399              $293      692
                                      ====              ====
Investments in private
 companies.................                                       815
                                                               ------
Total......................                                    $1,507
                                                               ======
- ----------------------------------------------------------------------

Fair value accounting is used for this portfolio, which has significantly increased the volatility of the Corporation's reported earnings. However, the Corporation has instituted a program intended to reduce volatility relative to expected returns through the use of equity derivatives, including options, and the sale of investments. As an example, during the first quarter of 1994, the Corporation issued Debt Exchangeable for Common Stock (DECS) related to 7.475 million shares of its holdings in NEXTEL Communications, Inc. The DECS transaction limits the Corporation's downside risk on this investment to the $271 million DECS proceeds and, at the same time, allows the Corporation to share in potential market appreciation. As of March 31, 1995, 76 percent of the Corporation's $692 million in publicly traded investments was hedged under this program. Management intends to continue to use these and other techniques to hedge the price risk inherent in this portfolio.

The following table provides fair value and sale information on the portfolio for the first quarter of 1995.

Venture Capital Portfolio Activity
- ---------------------------------------------------------------------------
                                              Publicly
                                               Traded      Private
(In millions)                                Companies    Companies   Total
- ---------------------------------------------------------------------------
Fair value--December 31, 1994..............      $ 848        $731   $1,579

Additional investments.....................         16          28       44

Appreciation recorded as equity
 securities gains (1)......................         51           4       55

Sales proceeds (1).........................        (67)        (10)     (77)

Other (2)..................................       (156)         62      (94)
                                                 -----        ----   ------

Fair value--March 31, 1995 (3).............      $ 692        $815   $1,507
                                                 =====        ====   ======
Unrealized appreciation at March 31, 1995..      $ 525        $ 40   $  565
                                                 =====        ====   ======
- ---------------------------------------------------------------------------

(1) Net of transaction costs.
(2) Includes principal repayments, fund distributions and sales, and certain reclassifications.
(3) Publicly traded amount includes net unrealized gains of $171 million related to hedging instruments used to reduce the earnings volatility of the venture capital portfolio.

In addition to the $1.5 billion of investments in the venture capital portfolio, unfunded commitments totaled $127 million at March 31, 1995.

CREDIT RISK MANAGEMENT

Summary
- --------------------------------------------------------------------------------------
Selected Statistical Information
                                    March 31   Dec. 31   Sept. 30   June 30   March 31
(Dollars in millions)                 1995       1994      1994       1994      1994
- --------------------------------------------------------------------------------------
At period-end:
  Loans outstanding...............   $27,018   $25,947    $23,817   $23,680    $23,782
  Nonperforming loans.............       122       130        154       150        237
  Other real estate, net..........         8        28         23        31         43
  Nonperforming assets............       130       158        177       181        280
  Allowance for credit losses.....       754       723        683       681        710
  Nonperforming assets/loans
   outstanding and other
   real estate, net...............       0.5       0.6        0.7       0.8        1.2
  Allowance for credit losses/
   nonperforming loans............       618       556        444       454        300

For the quarter ended:
  Average loans outstanding.......   $26,034   $24,335    $23,484   $22,940    $22,488
  Net charge-offs.................        44        46         38        34         33
  Net charge-offs/average loans...       0.7%      0.7%       0.6%      0.6%       0.6%
- --------------------------------------------------------------------------------------

For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign office) and consumer (credit card and other nonbusiness credit to individuals) segments.

- --------------------------------------------------------------------------------------
Loan Composition                        March 31  Dec. 31  Sept. 30  June 30  March 31
(In millions)                             1995     1994      1994     1994      1994
- --------------------------------------------------------------------------------------
Commercial Risk
 Domestic office
    Commercial.......................   $ 8,814  $ 7,806   $ 7,488  $ 7,148   $ 6,438
    Commercial real estate...........     2,560    2,496     2,391    2,390     2,352
    Other............................     3,624    3,896     3,572    3,657     3,872
                                        -------  -------   -------  -------   -------
      Total domestic.................    14,998   14,198    13,451   13,195    12,662
  Foreign office.....................     1,866    1,832     2,020    2,153     2,578
                                        -------  -------   -------  -------   -------
          Total commercial...........    16,864   16,030    15,471   15,348    15,240
                                        -------  -------   -------  -------   -------
Consumer Risk
  Credit cards.......................     6,463    6,337     5,000    5,356     5,736
  Secured by real estate
    Mortgage.........................     1,662    1,581     1,552    1,425     1,370
    Home equity......................       815      832       836      803       767
  Other..............................     1,214    1,167       958      748       669
                                        -------  -------   -------  -------   -------
          Total consumer.............    10,154    9,917     8,346    8,332     8,542
                                        -------  -------   -------  -------   -------
          Total......................   $27,018  $25,947   $23,817  $23,680   $23,782
                                        =======  =======   =======  =======   =======
- --------------------------------------------------------------------------------------

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses resulting from on-balance-sheet credit exposure for financial instruments such as loans and derivatives, and off-balance-sheet credit exposure for credit-related and derivative financial instruments. The amount of the allowance is based on management's formal review and analysis of potential credit losses, as well as prevailing economic conditions.

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

- -------------------------------------------------------------
Allowance for Credit Losses
                                      Three Months Ended
                                        March 31, 1995
                                -----------------------------
(Dollars in millions)           Commercial   Consumer   Total
- -------------------------------------------------------------
Balance--beginning of period..        $516       $207    $723
Provision for credit losses...           7         58      65
Net (charge-offs)/recoveries..           6        (50)    (44)
Other:
   Transfers related to
    securitized receivables...           -         10      10
                                      ----       ----    ----
Balance--end of period........        $529       $225    $754
                                      ====       ====    ====

Allowance as a percentage
   of loans outstanding.......         3.1%       2.2%    2.8%
Allowance as a percentage
   of nonperforming loans.....         434%         -     618%
- -------------------------------------------------------------

The reserve for credit losses related to securitized credit card receivables is included in other assets on the Corporation's consolidated balance sheet to the extent that the reserve offsets the receivables due from the securitization trust. Any remaining reserve balance is included in other liabilities. The total reserve related to securitized credit card receivables was $236 million at March 31, 1995, compared with $255 million at year-end 1994 and $191 million a year ago.

NONPERFORMING ASSETS

The following table shows the trend in nonperforming assets, including the breakdown by significant portfolio segment.

- ------------------------------------------------------------------------------------------
Nonperforming Assets                    March 31   Dec. 31   Sept. 30   June 30   March 31
(Dollars in millions)                       1995      1994       1994      1994       1994
- ------------------------------------------------------------------------------------------
Nonaccrual loans......................     $ 118     $ 126      $ 150     $ 146      $ 233
Accrual renegotiated loans............         4         4          4         4          4
                                           -----     -----      -----     -----      -----
     Total nonperforming loans........     $ 122     $ 130      $ 154     $ 150      $ 237
                                           =====     =====      =====     =====      =====

Nonperforming Loans
  Commercial real estate..............     $  84     $  68      $  79     $  72      $ 101
  Troubled-country debtor.............         1         1          1         1         50
  Other...............................        37        61         74        77         86
                                           -----     -----      -----     -----      -----
     Total nonperforming loans........       122       130        154       150        237
                                           -----     -----      -----     -----      -----

Other real estate, net................         8        28         23        31         43
                                           -----     -----      -----     -----      -----

     Total nonperforming assets.......     $ 130     $ 158      $ 177     $ 181      $ 280
                                           =====     =====      =====     =====      =====

Nonperforming assets as a percentage
  of loans outstanding and other
  real estate, net....................       0.5%      0.6%       0.7%      0.8%       1.2%
- ------------------------------------------------------------------------------------------


Loans 90 days or more past due and still accruing interest amounted to $92 million at March 31, 1995, compared with $89 million at December 31, 1994, and $74 million at March 31, 1994.


CONSUMER RISK MANAGEMENT

Consumer loans consist of credit card receivables as well as home mortgage loans, home equity loans and other forms of installment credit. Excluding securitized credit card receivables, consumer loans totaled $10.2 billion at March 31, 1995, up 19 percent from $8.5 billion a year ago. Including securitized credit card receivables, these loans totaled $16.0 billion at March 31, 1995, up 21 percent from a year ago.

Total managed credit card receivables (i.e. those held in the portfolio and those sold to investors through securitization) were $12.3 billion at March 31, 1995, up 18 percent from a year earlier.

- ------------------------------------------------------------------------------------------
Consumer Loans
                                           March 31  Dec. 31  Sept. 30  June 30  March 31
(In millions)                                  1995     1994      1994     1994      1994
- ------------------------------------------------------------------------------------------

Credit card loans........................   $ 6,463  $ 6,337   $ 5,000  $ 5,356   $ 5,736

Securitized credit card receivables......     5,867    6,117     6,367    5,617     4,700
                                            -------  -------   -------  -------   -------

  Total managed credit card receivables..    12,330   12,454    11,367   10,973    10,436

Other consumer loans.....................     3,691    3,580     3,346    2,976     2,806
                                            -------  -------   -------  -------   -------

     Total...............................   $16,021  $16,034   $14,713  $13,949   $13,242
                                            =======  =======   =======  =======   =======
- ------------------------------------------------------------------------------------------


Average managed credit card receivables for the first quarter of 1995 grew 17 percent from the year-earlier quarter and 5 percent from the fourth quarter of 1994.



- ---------------------------------------------------------------------------------------------
Average Credit Card Receivables
                                                          For the Quarter Ended
                                           March 31   Dec. 31   Sept. 30   June 30   March 31
(Dollars in millions)                        1995       1994      1994       1994      1994
- ---------------------------------------------------------------------------------------------

Credit card loans........................   $ 6,098   $ 5,304    $ 5,067   $ 5,435    $ 5,473

Securitized credit card receivables......     6,027     6,273      5,925     5,106      4,848
                                            -------   -------    -------   -------    -------

  Total managed credit card receivables..   $12,125   $11,577    $10,992   $10,541    $10,321
                                            =======   =======    =======   =======    =======

Total net charge-offs
  (including securitizations)............      $118      $107        $96      $100        $91
                                               ====      ====        ===      ====        ===
Net charge-offs/average total
  receivables............................       3.9%      3.7%       3.5%      3.8%       3.6%
                                                ===       ===        ===       ===        ===
- ---------------------------------------------------------------------------------------------


The net charge-off rate for the total average managed credit card portfolio was
3.9 percent in the first quarter of 1995 compared with 3.6 percent a year ago. The increase was due, in part, to certain strategies used by the Corporation to increase the cardholder base. The current levels of unemployment and personal bankruptcy filings make reductions in the charge-off rate unlikely in the near term.


COMMERCIAL RISK MANAGEMENT

Commercial loans totaled $16.9 billion at March 31, 1995, up 5.2 percent from December 31, 1994, and 10.7 percent from March 31, 1994.

During the first quarter, net recoveries in the commercial portfolio totaled $6 million. The provision for credit losses related to the commercial portfolio was $7 million, and the quarter-end reserve of $529 million represented 3.1 percent of total commercial loans and 434 percent of nonperforming loans.

DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation enters into a variety of derivative financial instruments in its trading, asset and liability management, and venture capital activities. These instruments include interest rate, currency, commodity and equity swaps, forwards, futures, options, caps, floors, forward rate agreements, and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts.

A discussion of the Corporation's income from derivatives used in trading and venture capital activities is presented on pages 4 and 18, respectively.

The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. The consistency of the Corporation's net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been higher by $5.6 million in the first quarter of 1995, and lower by $36.8 million in the first quarter of 1994.

The sale of fixed- and floating-rate credit card receivables as securities to investors subjects the Corporation's servicing revenue to interest rate risk. The Corporation uses interest rate derivatives to reduce the volatility of the servicing income on credit card securitizations. Without the use of these instruments, credit card fee revenue would have been reduced by $2.9 million in the first quarter of 1995, and $13.6 million in the first quarter of 1994. The terms of these derivatives match the terms of the credit card securitizations.

Deferred gains and losses on the early termination of interest rate swaps used to manage interest rate risk totaled a net deferred gain of $37.2 million as of March 31, 1995. A significant portion of these deferred gains was related to securitized credit card receivables. This amount is scheduled to be amortized into income in the following periods: $18.8 million in the remainder of 1995, $18.6 million in 1996, $1.4 million in 1997, $(0.2) million in 1998, and $(1.4)
million thereafter.

The Corporation's credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of maximum adverse position exposure. The incremental amount of credit exposure for potential adverse movement is calculated by using a statistical model that estimates changes over time in exchange rates, interest rates and other relevant factors. Credit exposure amounts fluctuate as a function of maturity, interest rates, foreign exchange rates, commodity prices and equity prices. Gross credit exposure may be overstated because it does not consider collateral and other security or the offsetting of losses with the same counterparties based on legally enforceable termination and netting rights. A reconciliation between gross credit exposure and balance sheet exposure is presented in the following table.


- --------------------------------------------------------------------------
March 31, 1995 (In billions)
- --------------------------------------------------------------------------
Gross credit exposure resulting from derivative financial
 instruments...................................................      $19.7
Less additional exposure based on estimate of maximum adverse
  position exposure............................................        6.3
                                                                     -----
Gross fair value exposure......................................      $13.4
                                                                     =====

Gross fair value exposure by type of contract
  Interest rate contracts......................................      $ 4.6
  Foreign exchange contracts...................................        8.6
  Equity contracts.............................................        0.2
                                                                     -----
         Gross fair value exposure.............................      $13.4

Less netting adjustments due to master netting agreements......        4.8
Less unrecognized net gain due to non-trading activities.......          -
                                                                     -----
Balance sheet exposure.........................................      $ 8.6
                                                                     =====

- --------------------------------------------------------------------------

At December 31, 1994, the gross credit exposure and the gross fair value exposure resulting from derivative financial instruments were $12.3 billion and $6.9 billion, respectively. The increase in exposure during the first quarter of 1995 was primarily a result of increases in unrealized gains on derivative financial instruments due to more volatile currency markets. In the first quarter of 1995, net charge-offs of derivative financial instruments were $617 thousand.


CAPITAL MANAGEMENT

Selected Capital Ratios
- ---------------------------------------------------------------------------------------------------------------
                                       March 31     Dec. 31     Sept. 30     June 30     March 31     Corporate
Quarter Ended                              1995        1994         1994        1994         1994     Guideline
- ---------------------------------------------------------------------------------------------------------------

Common equity/total assets (1).......       6.2%        6.6%         6.6%        6.5%         6.6%       N/A
Tangible common equity ratio (1).....       5.8         6.2          6.2         6.1          6.1        N/A
Stockholders' equity/total assets....       6.4         6.9          6.9         7.1          7.4        N/A
Risk-based capital ratios (1)(2)
   Tier 1............................       8.6         8.8          9.2         8.9          9.1        7-8%
   Total.............................      13.0        13.4         13.9        13.8         14.2      11-12
Leverage ratio (1)(2)................       7.7         7.5          7.8         8.0          7.8        N/A
Double leverage ratio................     115.4       116.5        114.0       110.0        111.2    115-125
Dividend payout ratio................        27          29           32          29           20      30-35
- ------------------------------------------------------------------------------------------------------------

(1)  Net of investment in First Chicago Capital Markets, Inc.
(2)  June 30, 1994, excludes $150 million of Preferred Stock, Series D, that was redeemed on July 1, 1994.
N/A - Not Applicable.

Capital represents the stockholders' investment on which the Corporation strives to generate attractive returns. It supports business growth and provides protection to depositors and creditors. Banking is a risk-taking activity, and management believes that capital is the foundation of a cohesive risk management framework in which the Corporation's risks and returns come together. Capital adequacy objectives have been developed for the Corporation and its principal banking subsidiaries to meet these needs and also to maintain a well-capitalized regulatory position.


ECONOMIC CAPITAL

In the normal course of business, the Corporation takes on several types of risk: credit, liquidity, structural interest rate, market and operating/ fiduciary. An economic capital framework has been constructed to allocate capital to business segments, products and customers based on the amount and type of risk inherent in the activity. Once economic capital is allotted, returns can be computed to determine if the activity earns an adequate return on risks taken. This process forms a key decision-making tool for managing risk-taking activities as well as ensuring that capital is profitably employed.

The Corporation has established a capital level that it believes is necessary to provide flexibility while maintaining an adequate base for its risk profile and in relation to its peers. This target, or intermediary capital, is expressed in terms of Tier 1 capital and ranges from 7 percent to 8 percent.

The Corporation's average common equity during 1994 and the first quarter of 1995 exceeded its economic capital -- that needed for current business risks -- and was more than sufficient to meet its intermediary capital goals. This amount in excess of intermediary capital averaged about $300 million during the first quarter of 1995 and is available for investments and acquisitions in the Corporation's core businesses. If attractive long-term opportunities are not available over time, any excess capital will be returned to stockholders, typically via stock repurchase programs and/or dividend increases.

Inherent in capital management is the ability of the Corporation to generate acceptable returns on stockholders' capital. Even with excess capital, the Corporation has been able to earn attractive returns on equity. Over the last 10 quarters, the return on average common stockholders' equity has been equal to or greater than 15 percent.


STOCK REPURCHASE PROGRAM AND OTHER CAPITAL ACTIVITIES

The repurchase of shares is another technique used to manage capital and enhance stockholder value. During the first quarter of 1995, the Corporation repurchased approximately 400,000 shares of common stock at an average price of $47.90 per share. This brings the total number of shares repurchased under the 7 million share buyback program to approximately 5.2 million, and represents approximately 75 percent of the shares authorized under the program. The program is designed to meet projected requirements of the Corporation's employee benefit plans and to manage the Corporation's overall capital position.

On July 1, 1994, the Corporation redeemed its $150 million issue of Preferred Stock, Series D, reducing annual dividend requirements by $15 million.


REGULATORY CAPITAL

The Corporation endeavors to maintain regulatory capital ratios, including those of its principal banking subsidiaries, in excess of the well-capitalized guidelines. To assure meeting this goal, the Corporation has established target ranges of 7 percent to 8 percent for Tier 1 capital and 11 percent to 12 percent for total risk-based capital. As shown in the table at the beginning of this section, the Corporation's risk-based capital ratios for Tier 1 and total capital exceeded the regulatory well-capitalized guidelines of 6 and 10 percent, respectively.

The following tables show the components of the Corporation's regulatory risk-based capital and risk-weighted assets.


Regulatory Capital
- ------------------------------------------------------------------------------
                                                 March 31   Dec. 31   March 31
(In millions)                                        1995      1994       1994
- ------------------------------------------------------------------------------
Tier 1 capital
Common stockholders' equity................        $4,057    $3,922     $3,647
Preferred stock............................           611       611        761
Less 50% of investment in First
  Chicago Capital Markets, Inc.............          (129)     (128)      (129)
Less disallowed intangibles and
  other adjustments........................           (79)      (80)       (97)
                                                   ------    ------     ------
  Tier 1 capital...........................        $4,460    $4,325     $4,182

Tier 2 capital
Allowance for credit losses (1)............           651       616        576
Qualifying long-term debt..................         1,754     1,753      1,880
  Less 50% of investment in First
   Chicago Capital Markets, Inc............          (129)     (128)      (129)
                                                   ------    ------     ------
  Tier 2 capital...........................         2,276     2,241      2,327
                                                   ------    ------     ------
            Total capital..................        $6,736    $6,566     $6,509
                                                   ======    ======     ======
- ------------------------------------------------------------------------------
(1) Limited to 1.25% of risk-weighted assets.

Regulatory Risk-Weighted Assets*
- ------------------------------------------------------------------------------
                                                 March 31   Dec. 31   March 31
(In billions)                                        1995      1994       1994
- ------------------------------------------------------------------------------

Balance-sheet risk-weighted assets.........        $ 34.3    $ 33.0     $ 30.2
Off-balance-sheet risk-weighted
 assets....................................          17.7      16.2       15.8
                                                   ------    ------     ------
Total risk-weighted assets.................        $ 52.0    $ 49.2     $ 46.0
                                                   ======    ======     ======
- ------------------------------------------------------------------------------

* Based on Federal Reserve Board definitions.


The Corporation's banking subsidiaries -- The First National Bank of Chicago
(FNBC), FCC National Bank (FCCNB), and American National Bank and Trust Company of Chicago (ANB) -- exceeded the regulatory well-capitalized guidelines as shown in the following table.

Banking Subsidiaries
Regulatory Capital Ratios
- --------------------------------------------------------------------------------------------------------
                                March 31, 1995             December 31, 1994           March 31, 1994
                             --------------------        ---------------------     ---------------------
                             FNBC    FCCNB    ANB         FNBC    FCCNB    ANB     FNBC    FCCNB    ANB
- --------------------------------------------------------------------------------------------------------
Risk-based capital ratios
   Tier 1 capital..........   7.7%    12.2%   9.6%         8.1%    12.1%    9.5%   7.7%     11.1%   10.3%
   Total capital...........  11.8     15.0   12.2         12.5     15.0    12.0   12.0      14.1    12.0

Leverage Ratio.............   6.5     12.8    9.5          6.3     14.4     9.1    6.2      11.4     9.2
- --------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                                        March 31   December 31   March 31
- -------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                       1995          1994       1994
- -------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks--noninterest-bearing..........................................   $ 3,328       $ 4,265    $ 3,621
Due from banks--interest-bearing......................................................     9,120         8,066      7,926
Federal funds sold and securities under resale agreements.............................    13,532        13,302     10,475
Trading account assets................................................................     6,098         4,967      4,748
Derivative product assets.............................................................     8,590         4,389      5,047
Investment securities (fair values--$2,501, $2,589, and $2,255, respectively).........     2,499         2,592      2,253
Loans (net of unearned income--$304, $297, and $297, respectively)....................    27,018        25,947     23,782
Allowance for credit losses...........................................................      (754)         (723)      (710)
Premises and equipment................................................................       668           665        612
Accrued income receivable.............................................................       498           485        377
Customers' acceptance liability.......................................................       504           526        502
Other assets..........................................................................     1,277         1,419      1,210
                                                                                         -------       -------    -------
          Total assets................................................................   $72,378       $65,900    $59,843
                                                                                         =======       =======    =======

- -------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits
  Demand..............................................................................   $ 6,791       $ 7,647    $ 7,114
  Savings.............................................................................     7,564         7,448      7,633
  Time................................................................................     5,794         5,149      4,445
  Foreign offices.....................................................................    12,042        11,422      9,641
                                                                                         -------       -------    -------
          Total deposits..............................................................    32,191        31,666     28,833
Federal funds purchased and securities under repurchase agreements....................    14,595        13,026      9,266
Other funds borrowed..................................................................     8,135         7,665      8,284
Long-term debt........................................................................     2,272         2,271      2,265
Acceptances outstanding...............................................................       504           526        502
Derivative product liabilities........................................................     8,198         4,097      4,574
Other liabilities.....................................................................     1,815         2,116      1,711
                                                                                         -------       -------    -------
          Total liabilities...........................................................    67,710        61,367     55,435

- -------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock.......................................................................       611           611        761
Common stock--$5 par value............................................................       466           466        434
  Number of shares authorized--150,000,000
  Number of shares issued--93,264,330; 93,148,134; and 86,788,368, respectively
  Number of shares outstanding--89,837,793; 89,859,798; and 86,440,453, respectively
Surplus...............................................................................     1,715         1,712      1,725
Retained earnings.....................................................................     2,041         1,905      1,504
Other adjustments.....................................................................        (2)           (4)        (1)
                                                                                         -------       -------    -------
          Total.......................................................................     4,831         4,690      4,423
Less treasury stock at cost--3,426,537; 3,288,336; and 347,915 shares, respectively...       163           157         15
                                                                                         -------       -------    -------
          Stockholders' equity........................................................     4,668         4,533      4,408
                                                                                         -------       -------    -------
          Total liabilities and stockholders' equity..................................   $72,378       $65,900    $59,843
                                                                                         =======       =======    =======
- -------------------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
- ------------------------------------------------------------------------------------------------------------
                                                                         March 31    March 31    December 31
Three Months Ended (In millions, except per share amounts)                   1995        1994           1994
- ------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans.............................................  $  604.9      $437.6         $512.4
Interest on bank balances..............................................     131.6        75.0          106.4
Interest on federal funds sold and securities under resale agreements..     240.8        91.0          215.2
Interest on trading account assets.....................................      88.7        59.1           85.9
Interest on investment securities (including dividends)................      21.0        15.9           19.5
                                                                         --------      ------         ------
          Total........................................................   1,087.0       678.6          939.4
- ------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits...................................................     294.0       153.9          238.8
Interest on federal funds purchased and securities under repurchase
  agreements...........................................................     236.1        81.8          184.8
Interest on other funds borrowed.......................................     137.4        71.4          138.2
Interest on long-term debt.............................................      45.9        40.9           44.4
                                                                         --------      ------         ------
          Total........................................................     713.4       348.0          606.2
- ------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME....................................................     373.6       330.6          333.2
Provision for credit losses............................................      65.0        50.0           76.0
                                                                         --------      ------         ------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES..................     308.6       280.6          257.2
- ------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits (losses)......................................      50.4       (24.7)          12.1
Equity securities gains................................................      54.9       134.2           70.5
Investment securities gains............................................         -         0.5            2.3
                                                                         --------      ------         ------
  Market-driven revenue................................................     105.3       110.0           84.9
Credit card fee revenue................................................     191.2       182.3          234.8
Service charges and commissions........................................     107.9       101.3          103.6
Fiduciary and investment management fees...............................      51.6        52.4           48.9
Other income...........................................................      14.1        55.9           16.6
                                                                         --------      ------         ------
          Total........................................................     470.1       501.9          488.8
- ------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Salaries and employee benefits.........................................     231.8       207.4          223.5
Occupancy expense of premises, net.....................................      36.4        34.8           34.8
Equipment rentals, depreciation and maintenance........................      31.4        53.3           36.7
Other expense..........................................................     178.5       189.0          187.1
                                                                         --------      ------         ------
          Total........................................................     478.1       484.5          482.1
- ------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES.............................................     300.6       298.0          263.9
Applicable income taxes................................................     105.5       104.2           90.5
                                                                         --------      ------         ------
NET INCOME.............................................................  $  195.1      $193.8         $173.4
                                                                         --------      ------         ------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY.................  $  185.1      $180.0         $163.3
                                                                         ========      ======         ======
- ------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
  NET INCOME-PRIMARY...................................................     $2.03       $2.05          $1.76
  NET INCOME-FULLY DILUTED.............................................     $1.98       $2.00          $1.72
- ------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES TO STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------------

Three Months Ended March 31 (In millions)             1995        1994
- ----------------------------------------------------------------------
Stockholders' Equity
Balance, beginning of period....................    $4,533      $4,264
 Net income.....................................       195         194
 Issuance of common stock.......................         8           3
 Issuance of treasury stock.....................         8           5
 Treasury stock purchases.......................       (19)         (9)
 Other..........................................         2          (1)
                                                    ------      ------
                                                     4,727       4,456
 Cash dividends declared on preferred stock.....       (10)        (14)
 Cash dividends declared on common stock........       (49)        (34)
                                                    ------      ------

                                     1995   1994
- ------------------------------------------------

   Rate per common share for period $0.55  $0.40
- ------------------------------------------------

Balance, end of period..........................    $4,668      $4,408
                                                    ======      ======
- ----------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
- ---------------------------------------------------------------------------------------------------------
Three Months Ended March 31 (In millions)                                               1995       1994
- ---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................................................  $    195   $    194
Adjustments to reconcile net income to net cash (used in) operating activities
  Depreciation and amortization.....................................................        41         45
  Provision for credit losses.......................................................        65         50
  Equity securities gains...........................................................       (55)      (134)
  Net (increase) in net derivative product balances.................................       (96)      (254)
  Net (increase) in trading account assets..........................................    (1,131)      (212)
  Net (increase) decrease in accrued income receivable..............................       (13)        30
  Net (increase) decrease in other assets...........................................       (26)       114
  Other noncash adjustments.........................................................        67        162
                                                                                      --------   --------
  Total adjustments.................................................................    (1,148)      (199)

Net cash (used in) operating activities.............................................      (953)        (5)
- ---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) in federal funds sold and securities under resale agreements.........      (230)    (1,692)
Purchase of investment securities--available for sale...............................      (288)      (449)
Purchase of debt investment securities--held to maturity............................       (31)       (53)
Purchase of venture capital investments.............................................       (45)       (23)
Proceeds from maturities of debt securities--available for sale.....................       156        474
Proceeds from maturities of debt securities--held to maturity.......................        43         19
Proceeds from sales of debt securities--available for sale..........................        23          -
Proceeds from sales of equity securities--available for sale........................       221          1
Proceeds from sales of venture capital investments..................................        78        176
Net (increase) in credit card receivables...........................................      (181)        (8)
Net (increase) in loans of bank subsidiaries........................................      (951)      (734)
Loans made to customers and purchased from others by nonbank subsidiaries...........       (24)       (26)
Principal collected on and proceeds from sale of loans by nonbank subsidiaries......        14         25
Loan recoveries.....................................................................        20         31
Purchases of premises and equipment.................................................       (36)       (53)
Proceeds from sales of premises and equipment.......................................         7         25
                                                                                      --------   --------

Net cash (used in) investing activities.............................................    (1,224)    (2,287)
- ---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in demand and savings deposits.......................................      (748)      (978)
Net increase (decrease) in time deposits............................................       646       (480)
Net increase in deposits in foreign offices.........................................       511      2,125
Net increase in federal funds purchased and securities under repurchase agreements..     1,569      1,011
Proceeds from other funds borrowed..................................................    59,201     18,720
Repayment of other funds borrowed...................................................   (58,725)   (16,443)
Proceeds from issuance of long-term debt............................................         1        199
Repayment of long-term debt.........................................................         -         (2)
Net (decrease) in other liabilities.................................................      (221)      (192)
Dividends paid......................................................................       (60)       (49)
Proceeds from issuance of common stock..............................................         6          3
Payment for purchase of treasury stock..............................................       (19)        (9)
Proceeds from reissuance of treasury stock..........................................         7          5
                                                                                      --------   --------

Net cash provided by financing activities...........................................     2,168      3,910
- ---------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS........................       126        (24)
- ---------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................       117      1,594
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................    12,331      9,953
                                                                                      --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................  $ 12,448   $ 11,547
                                                                                      ========   ========
- ---------------------------------------------------------------------------------------------------------
See Note 6 on page 32.

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


Note 2
- ------

The Corporation presents earnings per share on both a primary and a fully diluted basis. Primary earnings per share were computed by dividing net income, after deducting dividends on preferred stock, by the average number of common and common-equivalent shares outstanding during the period.

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

The net income, preferred stock dividends and shares used to compute primary and fully diluted earnings per share are presented in the following table.

- --------------------------------------------------------
                                           Three Months
                                              Ended
(In millions)                                March 31
                                           1995    1994
- --------------------------------------------------------
PRIMARY
  Net income............................  $195.1  $193.8
  Preferred stock dividends.............    10.0    13.8
                                          ------  ------
  Net income attributable to common
    stockholders' equity................  $185.1  $180.0
                                          ======  ======
  Average number of common and
    common-equivalent shares............    91.0    87.7
                                          ======  ======
FULLY DILUTED
  Net income............................  $195.1  $193.8
  Preferred stock dividends, excluding
    convertible Series B................     7.2    10.9
                                          ------  ------
  Fully diluted net income..............  $187.9  $182.9
                                          ======  ======
  Average number of shares,
    assuming full dilution..............    94.8    91.6
                                          ======  ======
- --------------------------------------------------------

Note 3
- ------

At March 31, 1995, credit card receivables aggregated $6.5 billion. These receivables are available for sale at face value through credit card securitization programs.

Note 4
- ------

The accelerated asset disposition portfolio was established in September 1992. Nonperforming assets in this portfolio totaled $31 million at March 31, 1995, compared with $37 million at year-end 1994 and $67 million a year ago.

Note 5
- ------

Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Board (FASB) Statement (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." SFAS No. 114 addresses the accounting for a loan when it is probable that all principal and interest amounts due will not be collected in accordance with its contractual terms. The Corporation generally identifies nonperforming loans as "impaired loans." Certain loans, such as loans carried at the lower-of-cost or market or small-balance homogeneous loans (e.g., credit card, installment credit), are exempt from SFAS No. 114 provisions.

On a quarterly basis, the Corporation identifies impaired loans and the extent to which such loans are impaired. Impairment is recognized to the extent the recorded investment of an impaired loan or pool of loans exceeds the calculated present value. For non-collateral dependent loans, the calculated present value is measured using a discounted cash flow approach. Loans having a significant recorded investment are measured on an individual basis while loans not having a significant recorded investment are grouped and measured on a pool basis. Collateral dependent loans, primarily real estate, are separately measured for impairment by determining the fair value of the collateral less estimated costs to sell.

The allocated reserve associated with impaired loans is considered in management's determination of the Corporation's allowance for credit losses. The adoption of this accounting standard did not have a significant effect on the Corporation's net income or its allowance for credit losses.

At March 31, 1995, the recorded investment in loans considered impaired under SFAS No. 114 was $109 million, which required a related allowance for credit losses of $20 million.

The Corporation retained its prior method of recognizing interest and applying cash payments received with respect to impaired loans. The average recorded investment in impaired loans for the quarter ended March 31, 1995, was approximately $109 million. The Corporation recognized interest income of $1 million associated with impaired loans.

In accordance with SFAS No. 114, a loan is classified as an in-substance foreclosure when the Corporation has effectively taken possession of the collateral. Loans of $15 million, which no longer qualify as in-substance foreclosures, were reclassified from other assets to loans as of January 1, 1995. Prior reporting periods were not restated since the amounts involved were not material.

Note 6
- ------

For purposes of the Statement of Cash Flows, cash and cash equivalents consist of cash and due from banks--noninterest-bearing and interest-bearing.

Loans of $0.9 million and $7 million were transferred to other real estate in the first three months of 1995 and 1994, respectively.

Loans of $15 million were reclassified from other assets to loans as of January 1, 1995 as a result of the Corporation's adoption of SFAS No. 114. See Note 5 above for further information.

Note 7
- ------

The ratio of income to fixed charges for the three months ended March 31, 1995, excluding interest on deposits was 1.7x, and including interest on deposits was 1.4x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.

Note 8
- ------

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

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
- -------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES

Investment securities included in the consolidated balance sheet as of March 31,
1995, were as follows.
- -------------------------------------------------------------------------------------------------------------------
                                                   Book         Cost   Unrealized       Unrealized             Fair
(In millions)                                     Value        Basis        Gains           Losses            Value
- -------------------------------------------------------------------------------------------------------------------
U.S. government and federal agency
    Held to maturity......................       $  264       $  264         $  -             $  4           $  260
    Available for sale....................          472          476            -                4              472
                                                 ------       ------         ----             ----           ------
  Total...................................          736          740            -                8              732

States and political subdivisions
    Held to maturity......................          174          174            7                1              180
    Available for sale....................            -            -            -                -                -
                                                 ------       ------         ----             ----           ------
  Total...................................          174          174            7                1              180

Other bonds, notes and debentures
    Held to maturity......................           11           11            -                -               11
    Available for sale....................           29           30            -                1               29
                                                 ------       ------         ----             ----           ------
  Total...................................           40           41            -                1               40

Equity securities (1)
    Venture capital.......................        1,330          935          481               86            1,330
    Available for sale (2)................          219          218            1                -              219
                                                 ------       ------         ----             ----           ------
  Total...................................        1,549        1,153          482               86            1,549

 Total investment securities..............       $2,499       $2,108         $489             $ 96           $2,501
                                                 ======       ======         ====             ====           ======
- -------------------------------------------------------------------------------------------------------------------

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

- ------------------------------------------------------------------------------------------------------------
                            Three Months Ended March 31, 1995             Three Months Ended March 31, 1994
                          ------------------------------------          ------------------------------------
                                      Credit Card                                     Credit Card
(In millions)             Reported  Securitizations   Adjusted          Reported  Securitizations  Adjusted
- ------------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis..   $   380        $138            $518              $336        $123           $459
Provision for credit
  losses................        65          62             127                50          56            106
Noninterest income......       470         (76)            394               502         (67)           435
Noninterest expense.....       478           -             478               484           -            484
Net income..............       195           -             195               194           -            194

Assets--quarter-end.....   $72,378      $5,867         $78,245           $59,843      $4,700        $64,543
      --average.........    69,852       6,027          75,879            61,475       4,848         66,323
- ------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES
- -------------------------------------------------------------------------------------------------------
(In millions)                                 March 31   December 31  September 30   June 30   March 31
                                                  1995          1994          1994      1994       1994
- -------------------------------------------------------------------------------------------------------
Balance, beginning of quarter
 Commercial.................................      $516          $520          $502      $507       $488
 Consumer...................................       207           163           179       203        195
                                                  ----          ----          ----      ----       ----
  Total balance, beginning of quarter.......       723           683           681       710        683
- -------------------------------------------------------------------------------------------------------
Provision for credit losses
 Commercial.................................         7             5             5       (14)         7
 Consumer...................................        58            71            50        57         43
                                                  ----          ----          ----      ----       ----
  Total provision for credit losses.........        65            76            55        43         50
- -------------------------------------------------------------------------------------------------------
Charge-offs
 Commercial
  Domestic
   Commercial...............................         2             6             7         2          6
   Real estate..............................         5             4             4        12          2
   Other....................................         -             1             2         -          1
  Foreign, including TCD....................         1             2             -         -          3
 Consumer
  Credit card...............................        55            41            39        49         50
  Other.....................................         3             3             4         2          2
                                                  ----          ----          ----      ----       ----
   Total charge-offs........................        66            57            56        65         64
- -------------------------------------------------------------------------------------------------------
Recoveries
 Commercial
  Domestic
   Commercial...............................         9             3             3         3          3
   Real estate..............................         2             -             -         1          2
   Other....................................         1             1             -         1          5
  Foreign, including TCD....................         2             -             7        18         14
 Consumer
  Credit card...............................         7             6             7         7          7
  Other.....................................         1             1             1         1          -
                                                  ----          ----          ----      ----       ----
   Total recoveries.........................        22            11            18        31         31
- -------------------------------------------------------------------------------------------------------
Net charge-offs/(recoveries)
 Commercial.................................        (6)            9             3        (9)       (12)
 Consumer...................................        50            37            35        43         45
                                                  ----          ----          ----      ----       ----
Total net charge-offs/(recoveries)..........        44            46            38        34         33
- -------------------------------------------------------------------------------------------------------
Other
  Commercial................................         -             -            16         -          -
  Consumer..................................        10            10           (31)      (38)        10
                                                  ----          ----          ----      ----       ----
   Total....................................        10            10           (15)      (38)        10
- -------------------------------------------------------------------------------------------------------
Balance, end of quarter
 Commercial.................................       529           516           520       502        507
 Consumer...................................       225           207           163       179        203
                                                  ----          ----          ----      ----       ----
   Total balance, end of quarter............      $754          $723          $683      $681       $710
                                                  ====          ====          ====      ====       ====
- -------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

- ----------------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
- ----------------------------------------------------------------------------------------------------------------------------------
(Three Months Ended)                                                         March 31, 1995                December 31, 1994
- ----------------------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                             Average              Average   Average              Average
(Dollars in millions)                                                  Balance   Interest    Rate     Balance   Interest    Rate
- ----------------------------------------------------------------------------------------------------------------------------------
Assets
Due from banks--interest-bearing (1).................................  $ 8,602   $  131.6    6.20%    $ 7,823    $106.4     5.40%
Federal funds sold and securities under resale agreements............   16,778      240.8    5.82      16,457     215.2     5.19
Trading account assets...............................................    5,226       89.3    6.93       5,084      86.5     6.75
Investment securities
  U.S. government and federal agency.................................      758       10.2    5.46         795      10.2     5.09
  States and political subdivisions..................................      174        3.9    9.09         186       4.1     8.75
  Other..............................................................    1,648        8.7    2.14       1,648       7.8     1.88
- ----------------------------------------------------------------------------------------------------------------------------------
  Total investment securities........................................    2,580       22.8    3.58       2,629      22.1     3.34

Loans (2)(3)
  Domestic offices...................................................   24,276      577.2    9.94      22,669     485.1     8.77
  Foreign offices....................................................    1,758       31.4    7.24       1,666      31.1     7.40
- ----------------------------------------------------------------------------------------------------------------------------------
Total loans..........................................................   26,034      608.6    9.75      24,335     516.2     8.67
- ----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (4).........................................   59,220    1,093.1    7.49      56,328     946.4     6.67
Cash and due from banks--noninterest-bearing.........................    3,992                          4,170
Allowance for credit losses..........................................     (731)                          (692)
Other assets.........................................................    7,371                          8,733
- ----------------------------------------------------------------------------------------------------------------------------------

Total assets.........................................................  $69,852                        $68,539
                                                                       =======                        =======
- ----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings............................................................  $ 7,874   $   57.3    2.95%    $ 7,794    $ 52.6     2.68%
  Time...............................................................    5,607       82.0    5.93       4,847      57.1     4.67
  Foreign offices (5)................................................   11,051      154.7    5.68      10,188     129.1     5.03
- ----------------------------------------------------------------------------------------------------------------------------------
    Total deposits--interest-bearing.................................   24,532      294.0    4.86      22,829     238.8     4.15
Federal funds purchased and securities under repurchase agreements...   16,383      236.1    5.84      14,252     184.8     5.14
Other funds borrowed.................................................    8,564      137.4    6.51       9,605     138.2     5.71
Long-term debt.......................................................    2,273       45.9    8.19       2,271      44.4     7.76
- ----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities.................................   51,752      713.4    5.59      48,957     606.2     4.91
Demand deposits......................................................    6,956                          7,104
Other liabilities....................................................    6,555                          7,936
Preferred stock......................................................      611                            611
Common stockholders' equity..........................................    3,978                          3,931
- ----------------------------------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity.......................  $69,852                        $68,539
                                                                       =======                        =======

Interest income/earning assets.......................................            $1,093.1    7.49%               $946.4     6.67%
Interest expense/earning assets......................................               713.4    4.89                 606.2     4.27
- ----------------------------------------------------------------------------------------------------------------------------------

Net interest margin..................................................            $  379.7    2.60%               $340.2     2.40%
                                                                                 ========    ====                ======     ====

(1)  Principally balances in overseas offices.

(2) Rates are calculated on average lease-financing receivables balances reduced by deferred liability for taxes.

(3) Nonperforming loans are included in average balances used to determine rates.

(4) Includes a tax-equivalent adjustment based on a 35% federal income tax rate. The tax-equivalent adjustment for the three months ended March 31, 1995, was $6.1 million, compared with $7.0 million, $6.4 million, $5.9 million and $4.9 million for the three months ended December 31, 1994, September 30, 1994, June 30, 1994, and March 31, 1994, respectively.

(5) Includes International Banking Facilities deposit balances in domestic offices and balances of Edge Act and overseas offices.

- ------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------
     September 30, 1994               June 30, 1994                  March 31, 1994
- ------------------------------------------------------------------------------------------
Average              Average   Average              Average   Average              Average
Balance   Interest     Rate    Balance   Interest    Rate     Balance   Interest     Rate
- ------------------------------------------------------------------------------------------

$ 8,029    $ 97.8      4.83%   $ 7,556    $ 82.5      4.38%   $ 7,974    $ 75.0      3.81%
 15,102     175.3      4.61     13,287     133.7      4.04     11,744      91.0      3.14
  5,044      76.6      6.03      4,342      56.9      5.26      4,672      59.5      5.16

    801       9.5      4.71        518       5.6      4.34        793       7.4      3.78
    189       4.3      9.03        141       3.2      9.10        150       3.3      8.92
  1,577       6.5      1.64      1,680       8.6      2.05      1,667       6.8      1.65
- ------------------------------------------------------------------------------------------
  2,567      20.3      3.14      2,339      17.4      2.98      2,610      17.5      2.72


 21,776     459.2      8.65     21,166     428.9      8.41     20,639     414.3      8.43
  1,708      21.4      4.97      1,774      44.3     10.02      1,849      26.2      5.75
- ------------------------------------------------------------------------------------------
 23,484     480.6      8.37     22,940     473.2      8.54     22,488     440.5      8.20
- ------------------------------------------------------------------------------------------
 54,226     850.6      6.22     50,464     763.7      6.07     49,488     683.5      5.60
  4,073                          4,222                          4,257
   (695)                          (711)                          (693)
  8,446                          6,515                          8,423
- ------------------------------------------------------------------------------------------

$66,050                        $60,490                        $61,475
=======                        =======                        =======
- ------------------------------------------------------------------------------------------


$ 8,174    $ 49.8      2.42%   $ 8,018    $ 44.9      2.25%   $ 8,100    $ 41.3      2.07%
  4,721      46.9      3.94      4,435      34.2      3.09      4,748      29.6      2.53
  9,509     107.2      4.47      9,553     103.8      4.36      9,343      83.0      3.60
- ------------------------------------------------------------------------------------------
 22,404     203.9      3.61     22,006     182.9      3.33     22,191     153.9      2.81
 13,085     149.6      4.54     11,140     110.0      3.96     10,683      81.8      3.11
  8,962     112.8      4.99      8,146      90.8      4.47      7,273      71.4      3.98
  2,271      43.5      7.60      2,267      41.3      7.31      2,211      40.9      7.50
- ------------------------------------------------------------------------------------------
 46,722     509.8      4.33     43,559     425.0      3.91     42,358     348.0      3.33
  7,005                          7,003                          7,175
  7,897                          5,504                          7,561
    611                            761                            761
  3,815                          3,663                          3,620
- ------------------------------------------------------------------------------------------

$66,050                        $60,490                        $61,475
=======                        =======                        =======

           $850.6      6.22%              $763.7      6.07%              $683.5      5.60%
            509.8      3.73                425.0      3.38                348.0      2.85
- ------------------------------------------------------------------------------------------

          $ 340.8      2.49%              $338.7      2.69%              $335.5      2.75%
          =======      ====               ======     =====               ======      ====

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
FIVE-QUARTER CONSOLIDATED INCOME STATEMENT

- ------------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                         March 31  Dec. 31  Sept. 30   June 30  March 31
(Dollars in millions, except per share data)                                 1995     1994      1994      1994      1994
- ------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans.............................................  $  604.9  $ 512.4   $ 476.9   $ 470.3   $ 437.6
Interest on bank balances..............................................     131.6    106.4      97.8      82.5      75.0
Interest on federal funds sold and securities under resale agreements..     240.8    215.2     175.3     133.7      91.0
Interest on trading account assets.....................................      88.7     85.9      76.0      56.7      59.1
Interest on investment securities (including dividends)................      21.0     19.5      18.2      14.6      15.9
                                                                         --------  -------   -------   -------   -------
          Total........................................................   1,087.0    939.4     844.2     757.8     678.6
- ------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits...................................................     294.0    238.8     203.9     182.9     153.9
Interest on federal funds purchased and securities under repurchase
 agreements............................................................     236.1    184.8     149.6     110.0      81.8
Interest on other funds borrowed.......................................     137.4    138.2     112.8      90.8      71.4
Interest on long-term debt.............................................      45.9     44.4      43.5      41.3      40.9
                                                                         --------  -------   -------   -------   -------
          Total........................................................     713.4    606.2     509.8     425.0     348.0
- ------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME....................................................     373.6    333.2     334.4     332.8     330.6
Provision for credit losses............................................      65.0     76.0      55.0      43.0      50.0
                                                                         --------  -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES..................     308.6    257.2     279.4     289.8     280.6
- ------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Combined trading profits (losses)......................................      50.4     12.1      41.6      36.7     (24.7)
Equity securities gains................................................      54.9     70.5      20.0       3.9     134.2
Investment securities gains (losses)...................................         -      2.3      (2.2)      0.6       0.5
                                                                         --------  -------   -------   -------   -------
     Market-driven revenue.............................................     105.3     84.9      59.4      41.2     110.0
Credit card fee revenue................................................     191.2    234.8     221.1     193.9     182.3
Service charges and commissions........................................     107.9    103.6     112.8     104.2     101.3
Fiduciary and investment management fees...............................      51.6     48.9      48.6      49.3      52.4
Other income...........................................................      14.1     16.6      13.2      40.2      55.9
                                                                         --------  -------   -------   -------   -------
          Total........................................................     470.1    488.8     455.1     428.8     501.9
- ------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Salaries and employee benefits.........................................     231.8    223.5     225.1     212.9     207.4
Occupancy expense of premises, net.....................................      36.4     34.8      32.0      35.7      34.8
Equipment rentals, depreciation and maintenance........................      31.4     36.7      35.1      32.3      53.3
Other expense..........................................................     178.5    187.1     199.2     179.7     189.0
                                                                         --------  -------   -------   -------   -------
          Total........................................................     478.1    482.1     491.4     460.6     484.5
- ------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES.............................................     300.6    263.9     243.1     258.0     298.0
  Applicable income taxes..............................................     105.5     90.5      89.3      89.3     104.2
                                                                         --------  -------   -------   -------   -------
NET INCOME.............................................................  $  195.1  $ 173.4   $ 153.8   $ 168.7   $ 193.8
                                                                         ========  =======   =======   =======   =======
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY.................  $  185.1  $ 163.3   $ 143.8   $ 150.4   $ 180.0
                                                                         ========  =======   =======   =======   =======
- ------------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
  Net Income - Primary.................................................  $   2.03  $  1.76   $  1.54   $  1.71   $  2.05
  Net Income - Fully diluted...........................................  $   1.98  $  1.72   $  1.51   $  1.67   $  2.00
- ------------------------------------------------------------------------------------------------------------------------

Average number of common and common-equivalent shares (in millions)....      91.0     92.9      93.4      88.0      87.7
Average number of shares, assuming full dilution (in millions).........      94.8     96.7      97.1      91.8      91.6
Average full-time-equivalent staff.....................................    17,304   17,270    17,727    17,366    17,281

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

 ------------------------------------------------------------------------------------------------------------------------------
                                                            1995                                      1994
 ------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)              March 31      December 31      September 30      June 30     March 31
 ------------------------------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME DATA
Actual
  Net interest income--tax-equivalent basis..........      $ 379.7          $ 340.2           $ 340.8      $ 338.7      $ 335.5
  Average earning assets.............................       59,220           56,328            54,226       50,464       49,488
  Net interest margin................................         2.60%            2.40%             2.49%        2.69%        2.75%
Adjusted (1)
  Net interest income--tax-equivalent basis..........      $ 513.7          $ 486.5           $ 485.5      $ 463.7      $ 455.2
  Average earning assets.............................       53,766           51,562            50,046       47,382       47,004
  Net interest margin................................         3.87%            3.74%             3.85%        3.93%        3.93%
 ------------------------------------------------------------------------------------------------------------------------------
AT QUARTER-END
BALANCE SHEET DATA
Assets...............................................      $72,378          $65,900           $65,747      $64,089      $59,843
Loans................................................       27,018           25,947            23,817       23,680       23,782
Deposits.............................................       32,191           31,666            29,670       28,577       28,833
Long-term debt.......................................        2,272            2,271             2,272        2,269        2,265
Common stockholders' equity..........................        4,057            3,922             3,930        3,763        3,647
Stockholders' equity.................................        4,668            4,533             4,541        4,524        4,408
 ------------------------------------------------------------------------------------------------------------------------------
CAPITAL DATA (2)
Common equity/assets.................................          6.2%             6.6%              6.6%         6.5%         6.6%
Regulatory leverage ratio (3)........................          7.7              7.5               7.8          8.0          7.8
Risk-based capital (3)
  Tier 1 capital ratio...............................          8.6              8.8               9.2          8.9          9.1
  Total capital ratio................................         13.0             13.4              13.9         13.8         14.2
  Tier 1 capital.....................................      $ 4,460          $ 4,325           $ 4,319      $ 4,148      $ 4,182
  Total capital......................................        6,736            6,566             6,561        6,424        6,509
 ------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
FOR THE QUARTER ENDED
Net income as a percentage of:
  Average stockholders' equity.......................         17.2%            15.1%             13.8%        15.3%        17.9%
  Average common stockholders' equity................         18.9             16.5              15.0         16.5         20.2
  Average total assets...............................         1.13             1.00              0.92         1.12         1.28
  Average earning assets.............................         1.34             1.22              1.13         1.34         1.59
Stockholders' equity as a percentage of:
  Total assets.......................................          6.4              6.9               6.9          7.1          7.4
  Total loans........................................         17.3             17.5              19.1         19.1         18.5
  Total deposits.....................................         14.5             14.3              15.3         15.8         15.3
Average stockholders' equity as a percentage of:
  Average assets.....................................          6.6              6.6               6.7          7.3          7.1
  Average loans......................................         17.6             18.7              18.8         19.3         19.5
  Average deposits...................................         14.6             15.2              15.1         15.3         14.9
 ------------------------------------------------------------------------------------------------------------------------------
 ------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA
FOR THE QUARTER ENDED
Market price
  High...............................................      $51 3/8          $50 1/4           $52 1/4      $55 1/2      $52 3/8
  Low................................................           45           42 5/8            45 1/2       46 5/8       41 1/8
  At quarter-end.....................................       50 1/8           47 3/4            45 7/8       48 1/8       48 1/8
Price earnings ratio.................................          7.1              6.8               6.5          5.5          5.5
Book value...........................................      $ 45.16          $ 43.65           $ 42.79      $ 43.40      $ 42.19
Market price/book value..............................          111%             109%              107%         111%         114%
Dividends declared on common stock...................      $  0.55          $  0.55           $  0.50      $  0.50      $  0.40
 ------------------------------------------------------------------------------------------------------------------------------
(1)   Adjusted to exclude impact of securitization of credit card receivables and the activity of FCCM, the Corporation's capital markets subsidiary.
(2)   Net of investment in FCCM.
(3)   June 30, 1994 excludes $150 million of Preferred Stock, Series D, that was redeemed on July 1, 1994.

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1995
                                          -------------------------------

                                 OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to _____________

           Commission file number 1-6052
                                  --------------------------------------

                           FIRST CHICAGO CORPORATION
        ---------------------------------------------------------------
            (exact name of registrant as specified in its charter)

                   DELAWARE                              36-2669970
        ---------------------------------------------------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

           ONE FIRST NATIONAL PLAZA   CHICAGO, ILLINOIS            60670
        ---------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 312-732-4000
        ---------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                   NO CHANGE
        ---------------------------------------------------------------
            (Former name, former address and former fiscal year, if
             changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1995.


        Class                               Number of Shares Outstanding
- -------------------------                   ----------------------------
Common Stock $5 par value                              90,023,056

                        FORM 10-Q CROSS-REFERENCE INDEX

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. Financial Statements
- ----------------------------
                                                                 Page
                                                                 ----
 Consolidated Balance Sheet --
  March 31, 1995 and 1994, and December 31, 1994                  27

 Consolidated Income Statement --
  Three Months Ended March 31, 1995 and 1994, and
  December 31, 1994                                               28

 Consolidated Statement of Changes in Stockholders' Equity --
  Three Months Ended March 31, 1995 and 1994                      29

 Consolidated Statement of Cash Flows --
  Three Months Ended March 31, 1995 and 1994                      30

 Notes to Consolidated Financial Statements                      31-33

 Selected Statistical Information                                  1,
                                                                 19-21,
                                                                 34-39

ITEM 2. Management's Discussion and Analysis of Financial
- ---------------------------------------------------------------
        Condition and Results of Operations                       1-26
- ---------------------------------------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. Legal Proceedings                                         42
- -------------------------------------------------------------

ITEM 2. Changes in Securities                                     42
- -------------------------------------------------------------

ITEM 3. Defaults Upon Senior Securities                           42
- -------------------------------------------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders       42
- -------------------------------------------------------------

ITEM 5. Other Information                                         43
- -------------------------------------------------------------

ITEM 6. Exhibits and Reports on Form 8-K                          43
- -------------------------------------------------------------

Signatures                                                        44

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

      None

ITEM 3. Defaults Upon Senior Securities
- ---------------------------------------

      Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

      First Chicago Corporation held its Annual Meeting of Stockholders on April 21, 1995. A total of 78,999,283 shares were represented in person or by proxy, or nearly 88 percent of the total shares outstanding.

      Stockholders elected the 17 Director nominees named in the Proxy Statement. Each of the nominees received more than 78.4 million votes, in excess of 99 percent of the shares voted at the meeting. The particulars are:

                              For      Withheld
      Richard L. Thomas    78,746,294   252,989
      Richard M. Morrow    78,736,508   262,775
      Donald P. Jacobs     78,727,823   271,460
      John H. Bryan        78,741,164   258,119
      Patrick G. Ryan      78,743,663   255,620
      Roger W. Stone       78,742,905   256,378
      Jerry K. Pearlman    78,718,957   280,326
      James J. O'Connor    78,685,259   314,024
      Earl L. Neal         78,728,802   270,481
      Jack F. Reichert     78,733,139   266,144
      Adele Simmons        78,726,154   273,129
      Dean L. Buntrock     78,717,440   281,843
      James S. Crown       78,737,637   261,646
      Leo F. Mullin        78,744,304   254,979
      David J. Vitale      78,745,902   253,381
      Donald V. Fites      78,472,118   527,165
      Andrew J. McKenna    78,731,910   267,373

      Stockholders approved the Senior Management Annual Incentive Plan. Of the shares present and entitled to vote, 66,841,736 (84.8 percent) were voted for; 11,372,259 (14.4 percent) were voted against; and 610,680 (0.8 percent) abstained. There were 174,608 broker non-votes.

      Stockholders ratified the appointment of Arthur Andersen LLP as the Corporation's independent auditors for 1995. Of the shares present and entitled to vote, 78,556,131 (99.4 percent) were voted for; 216,926 (0.3 percent) were voted against; and 226,226 (0.3 percent) abstained.

      Stockholders rejected a stockholder proposal related to director eligibility to serve on the Organization, Compensation and Nominating Committee. Of the shares present and entitled to vote, 23,535,207 (32.4 percent) were voted for; 47,027,027 (64.9 percent) were voted against; and 1,938,534 (2.7 percent) abstained. There were 6,498,515 broker non-votes.

ITEM 5. Other Information
- -------------------------

      None

ITEM 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

   (a) Exhibit 12  Statements re computation of ratios

       Exhibit 27  Financial Data Schedules

   (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 1995

        Date                 Item Reported
      --------               -------------

      1/17/95 The Registrant's earnings for the quarter ended December 31, 1994.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           FIRST CHICAGO CORPORATION
                                         ------------------------------

                                                  (Registrant)



Date      May 11, 1995                          Richard L. Thomas
     ---------------------               ------------------------------

                                                Richard L. Thomas
                                              Chairman of the Board



Date      May 11, 1995                          William J. Roberts
     ---------------------               ------------------------------

                                                William J. Roberts
                                          Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number            Description of Exhibit                      Page
- --------------            ----------------------                      ----


     12 -               Statement re computation of ratios             46

     27 -               Financial Data Schedules                       47