Form 10-Q
period 1995-06-30
FIRST CHICAGO CORP
filed 1995-08-11
CIK 36161

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
FINANCIAL SUPPLEMENT AND FORM 10-Q

CONTENTS
- ------------------------------------------------------------------------------
FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION                       1

BUSINESS SEGMENTS                                                            2

EARNINGS ANALYSIS                                                            7

LIQUIDITY RISK MANAGEMENT                                                   13

MARKET RISK MANAGEMENT                                                      14

CREDIT RISK MANAGEMENT                                                      20

DERIVATIVE FINANCIAL INSTRUMENTS                                            23

CAPITAL MANAGEMENT                                                          25

CONSOLIDATED FINANCIAL STATEMENTS                                           28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  32

SELECTED STATISTICAL INFORMATION                                            35

FORM 10-Q                                                                   43

- -------------------------------------------------------------------------------------------------------------------------
F I V E - Q U A R T E R   S U M M A R Y  O F  S E L E C T E D  F I N A N C I A L  I N F O R M A T I O N
First Chicago Corporation and Subsidiaries
- -------------------------------------------------------------------------------------------------------------------------
                                                                      June      March    December    September       June
(Dollars in millions, except per share data)                          1995       1995        1994         1994       1994
- -------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA FOR THE QUARTER
Net interest income..............................................  $ 355.6    $ 373.6     $ 333.2      $ 334.4    $ 332.8
Tax-equivalent adjustment........................................      9.8        6.1         7.0          6.4        5.9
                                                                   -------    -------     -------      -------    -------
Net interest income--tax-equivalent basis........................    365.4      379.7       340.2        340.8      338.7
Provision for credit losses......................................     70.0       65.0        76.0         55.0       43.0
Noninterest income...............................................    487.7      470.1       488.8        455.1      428.8
Noninterest expense..............................................    487.7      478.1       482.1        491.4      460.6
Net income.......................................................    187.4      195.1       173.4        153.8      168.7
- -------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
Net income - Primary.............................................  $  1.95    $  2.03     $  1.76      $  1.54    $  1.71
Net income - Fully diluted.......................................     1.90       1.98        1.72         1.51       1.67
- -------------------------------------------------------------------------------------------------------------------------
AT QUARTER-END
Assets...........................................................  $75,328    $72,378     $65,900      $65,747    $64,089
Loans............................................................   26,517     27,018      25,947       23,817     23,680
Deposits.........................................................   33,764     32,191      31,666       29,670     28,577
Long-term debt...................................................    2,271      2,272       2,271        2,272      2,269
Common stockholders' equity......................................    4,160      4,057       3,922        3,930      3,763
Stockholders' equity.............................................    4,771      4,668       4,533        4,541      4,524
- -------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Assets...........................................................  $76,076    $69,852     $68,539      $66,050    $60,490
Loans............................................................   26,145     26,034      24,335       23,484     22,940
Earning assets...................................................   60,772     59,220      56,328       54,226     50,464
Deposits.........................................................   33,962     31,488      29,933       29,409     29,009
Common stockholders' equity......................................    4,102      3,978       3,931        3,815      3,663
Stockholders' equity.............................................    4,713      4,589       4,542        4,426      4,424
- -------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on stockholders' equity...................................     16.0%      17.2%       15.1%        13.8%      15.3%
Return on common stockholders' equity............................     17.4       18.9        16.5         15.0       16.5
Return on assets.................................................     0.99       1.13        1.00         0.92       1.12
- -------------------------------------------------------------------------------------------------------------------------
CAPITAL DATA (1)
Common-equity-to-assets..........................................      6.1%       6.2%        6.6%         6.6%       6.5%
Regulatory leverage ratio (2)....................................      7.0        7.7         7.5          7.8        8.0
Risk-based capital (2)
  Tier 1 ratio...................................................      8.8        8.6         8.8          9.2        8.9
  Total capital ratio............................................     13.1       13.0        13.4         13.9       13.8
  Tier 1 capital.................................................  $ 4,567    $ 4,460     $ 4,325      $ 4,319    $ 4,148
  Total capital..................................................    6,783      6,736       6,566        6,561      6,424
- -------------------------------------------------------------------------------------------------------------------------
COMMON SHARE AND STOCKHOLDER DATA FOR THE QUARTER ENDED
Market price.....................................................  $59 7/8    $50 1/8     $47 3/4      $45 7/8    $48 1/8
Book value.......................................................    46.37      45.16       43.65        42.79      43.40
Dividends declared per common share..............................     0.55       0.55        0.55         0.50       0.50
Common dividends.................................................       50         49          50           46         43
Preferred dividends (3)..........................................       10         10          10           10         18
Dividend payout ratio............................................     28.2%      27.1%       31.3%        32.5%      29.2%
Average number of common and common-equivalent
  shares (in millions)...........................................     91.2       91.0        92.9         93.4       88.0
Average number of shares, assuming full dilution (in millions)...     95.1       94.8        96.7         97.1       91.8
- -------------------------------------------------------------------------------------------------------------------------

(1) Net of investment in First Chicago Capital Markets, Inc.
(2) June 1994 excludes $150 million of Preferred Stock, Series D, that was redeemed on July 1, 1994.
(3) Second quarter of 1994 includes a $4.5 million premium related to the redemption of Preferred Stock, Series D.

BUSINESS SEGMENTS

- --------------------------------------------------------------------------------------------------------
Business Segments
- --------------------------------------------------------------------------------------------------------
                                                          Three Months Ended June 30
                                         Consumer         Corporate          Other        First Chicago
                                         Banking           Banking       Activities(1)     Corporation
(Dollars in millions,                 --------------    --------------   -------------    --------------
 except where noted)                   1995     1994     1995     1994   1995     1994     1995     1994
- --------------------------------------------------------------------------------------------------------
Net income..........................  $  91    $  79    $  64    $  72   $ 33     $ 18    $ 188    $ 169
Return on common equity.............     31%      36%      10%      13%   N/M      N/M       17%      17%
Average assets (presecuritized)
  (in billions).....................  $18.6    $15.0    $63.2    $49.2   $1.2     $1.4    $83.0    $65.6
Average common equity (in
   billions)........................    1.2      0.8      2.4      1.9    0.5      1.0      4.1      3.7
- --------------------------------------------------------------------------------------------------------

                                                           Six Months Ended June 30
                                         Consumer         Corporate          Other        First Chicago
                                         Banking           Banking       Activities(1)      Corporation
(Dollars in millions,                 --------------    --------------   -------------    --------------
 except where noted)                   1995     1994     1995     1994   1995     1994     1995     1994
- --------------------------------------------------------------------------------------------------------
Net income.......................     $ 183    $ 168    $ 145    $  95   $ 55     $100    $ 383    $ 363
Return on common equity..........        32%      40%      12%       8%   N/M      N/M       18%      18%
Average assets (presecuritized)
  (in billions)..................     $18.1    $15.2    $60.2    $49.4   $1.1     $1.4    $79.4    $66.0
Average common equity (in
   billions).....................       1.1      0.8      2.3      1.9    0.6      0.9      4.0      3.6
- --------------------------------------------------------------------------------------------------------

(1) Includes results from the accelerated asset disposition portfolio, the venture capital group, certain investment management activities and other special corporate items.
N/M - Not meaningful.

Financial results are aligned by customer segment--Consumer and Corporate--and by major businesses within these categories. The results are derived from the internal profitability reporting system and reflect the allocation of all institutional and overhead items. This system uses a detailed funds transfer methodology and a common equity allocation based on risk elements. To facilitate analysis of trends, Consumer Banking results are presented before securitization of credit card receivables ("presecuritized"). See the discussions of net interest income beginning on page 8 and a reconciliation of reported to presecuritized results on page 36.

- -----------------------------------------------------------------------------------
CONSUMER BANKING*
- -----------------------------------------------------------------------------------
                                                  Three Months Ended June 30
                                             Credit Card          Community Banking
(Dollars in millions,                       --------------        -----------------
 except where noted)                         1995     1994 (1)    1995         1994
- -----------------------------------------------------------------------------------
Net interest income-tax-equivalent basis..  $ 255    $ 223        $101         $ 88
Provision for credit losses...............    136      114           6            7
Noninterest income........................    123      107          53           47
Noninterest expense.......................    123      100         122          117
Net income................................  $  75    $  71        $ 16         $  8
Return on common equity...................     42%      53%         13%           8%
Efficiency ratio (2)......................     32%      30%         79%          87%
Average assets (in billions)..............  $12.4    $10.1        $6.2         $4.9
Average loans (in billions)...............   12.4     10.1         5.2          4.3
Average common equity (in billions).......    0.7      0.5         0.5          0.3
- -----------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------
                                                   Six Months Ended June 30
                                             Credit Card          Community Banking
(Dollars in millions,                       --------------        -----------------
 except where noted)                         1995     1994 (1)    1995         1994
- -----------------------------------------------------------------------------------
Net interest income-tax-equivalent basis..  $ 498    $ 456        $204         $166
Provision for credit losses...............    251      208           9           11
Noninterest income........................    234      203         102           94
Noninterest expense.......................    240      197         242          231
Net income................................  $ 149    $ 156        $ 34         $ 12
Return on common equity...................     44%      61%         14%           6%
Efficiency ratio (2)......................     33%      30%         79%          89%
Average assets (in billions)..............  $12.0    $10.0        $6.1         $5.2
Average loans (in billions)...............   12.1     10.0         5.1          4.3
Average common equity (in billions).......    0.7      0.5         0.4          0.3
- -----------------------------------------------------------------------------------

* Contribution from $0.8 billion in Chicago area credit card receivables is split equally between Credit Card and Community Banking.
(1) Starting in 1995, Mileage Plus payments reduce associated revenues. For comparison purposes, 1994 credit card revenue and expense totals have been adjusted by $18 million for the second quarter and $33 million for the first six months to reflect this change.
(2) Noninterest expense as a percentage of total revenue (net interest income and noninterest income).

CONSUMER BANKING

First Chicago serves local consumers and small businesses through more than 80 retail banking branches. Nationally, it reaches consumers through First Card, which is one of the largest issuers of bank credit cards in the U.S. For the first half of 1995, Consumer Banking contributed $183 million in earnings, or about half of the Corporation's total. Earnings from this segment were up 9 percent from the first six months of 1994.

CREDIT CARD

This business segment continued to be the largest single contributor to the Corporation's earnings. Net income was $75 million for the second quarter and $149 million year-to-date. Return on equity for the first six months of 1995 exceeded 44 percent.

Total average managed credit card receivables (including the Chicago card accounts) for the second quarter increased 21 percent from 1994. Revenue growth was more modest primarily due to pricing compression. Provision for credit losses increased in line with the receivables growth. The significant rise in expenses reflects the costs of major solicitation initiatives in 1995.

COMMUNITY BANKING

For the first half of 1995, Community Banking's earnings more than doubled, reaching $34 million for a 14 percent return on common equity. This compares with $12 million and 6 percent, respectively, a year ago.

Improved spread income was the main reason for the increased profitability. The addition of consumer business from Lake Shore Bancorp., Inc. at midyear 1994 was a key factor in this favorable comparison. Better operating efficiency was also an important contributor to earnings growth.

- --------------------------------------------------------------------------------------
CORPORATE BANKING
- --------------------------------------------------------------------------------------
                                                  Three Months Ended June 30
                                               Corporate and           Middle Market
                                            Institutional Banking      Banking (ANC)
(Dollars in millions,                       ---------------------   ------------------
 except where noted)                           1995          1994      1995       1994
- --------------------------------------------------------------------------------------
Net interest income-tax-equivalent basis..    $  90         $  99     $  73      $  59
Provision for credit losses...............        -           (21)        7          7
Noninterest income........................      170           140        17         22
Noninterest expense.......................      193           172        49         46
Net income................................    $  43         $  54     $  21      $  18
Return on common equity...................        8%           12%       16%        21%
Efficiency ratio (1)......................       74%           72%       54%        56%
Average assets (in billions)..............    $57.1         $43.7     $ 6.1      $ 5.5
Average loans (in billions)...............     10.4           9.6       5.0        4.0
Average common equity (in billions).......      1.9           1.6       0.5        0.3
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------
                                                   Six Months Ended June 30
                                               Corporate and           Middle Market
                                            Institutional Banking      Banking (ANC)
(Dollars in millions,                       ---------------------   ------------------
 except where noted)                           1995          1994      1995       1994
- --------------------------------------------------------------------------------------
Net interest income-tax-equivalent basis..    $ 232         $ 196     $ 146      $ 116
Provision for credit losses...............        4           (22)       12         13
Noninterest income........................      306           233        35         43
Noninterest expense.......................      381           348        96         92
Net income................................    $ 100         $  61     $  45      $  34
Return on common equity...................       10%            6%       18%        20%
Efficiency ratio (1)......................       71%           81%       53%        58%
Average assets (in billions)..............    $54.1         $43.9     $ 6.1      $ 5.5
Average loans (in billions)...............     10.4           9.4       4.9        4.0
Average common equity (in billions).......      1.8           1.6       0.5        0.3
- --------------------------------------------------------------------------------------

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

The Corporation, through its American National Corporation subsidiary, is the leader in Chicagoland's middle market banking business.

Corporate Banking businesses earned $64 million in the second quarter of 1995 and $145 million in the first half.

CORPORATE AND INSTITUTIONAL BANKING

Profitability in Corporate and Institutional Banking for the second quarter declined from a year ago when results were bolstered by $32 million in interest income and recoveries related to Brazilian debt. For the six months, net income increased significantly--from $61 million to $100 million--as trading activities rebounded from a weak performance in 1994.

- ----------------------------------------------------------------------------

TOTAL REVENUE                        Three Months Ended    Six Months Ended
                                           June 30              June 30
(In millions)                        1995         1994      1995        1994
- ----------------------------------------------------------------------------

Trading...........................   $ 38         $ 42      $113        $ 44
Servicing.........................    111           92       214         186
Lending...........................     46           59        94         102
Financing.........................     46           31        83          69
Other.............................     19           15        34          28
                                     ----         ----      ----        ----
   Total..........................   $260         $239      $538        $429
                                     ====         ====      ====        ====
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

TRADING REVENUE                       Three Months Ended    Six Months Ended
                                           June 30               June 30
(In millions)                        1995         1994      1995        1994
- ----------------------------------------------------------------------------

Foreign exchange and derivatives..    $(6)         $12      $ 24        $ 16
Fixed income and derivatives......     13           20        33          34
Emerging markets..................      7           (1)        6         (51)
Funding and arbitrage.............     11            8        20          19
Other trading.....................     13            3        30          26
                                      ---          ---      ----        ----
   Total..........................    $38          $42      $113        $ 44
                                      ===          ===      ====        ====
- ----------------------------------------------------------------------------


Revenue from trading activities (trading profits and related net interest income) was $38 million in the second quarter of 1995 and $113 million for the first half. This substantial improvement from the first six months of 1994 was concentrated in the emerging markets segment, which posted modest gains compared with a loss of $51 million a year earlier.

Servicing revenue posted healthy increases in both the quarter and year-to-date periods, largely from cash management operations. Revenue from financing activities reflected $21 million in equity gains for the first six months of 1995, compared with $15 million in 1994's first half.

Average loans and leases in Corporate and Institutional Banking for the first half of 1995 increased more than 10 percent from a year earlier to $10.4 billion. Year-to-date expense growth was due in part to higher incentive compensation resulting from the improved trading performance.


MIDDLE MARKET BANKING (AMERICAN NATIONAL CORPORATION)

On a line-of-business basis, American National Corporation's net income was $45 million for the first six months of 1995, and return on equity was 18 percent. Net income for 1994 year-to-date was $34 million. This year-over-year increase reflects favorable interest rate spreads and higher average loan volume (up $900 million) due, in part, to the addition of assets from Lake Shore Bancorp., Inc. in the second half of 1994.

The 1995 results also reflect the transfer of American National's investment management subsidiary to The First National Bank of Chicago on December 31, 1994. The decline in noninterest income is a result of this move.


OTHER ACTIVITIES

The venture capital portfolio contributed gains of $34 million in the second quarter and $77 million for the first half of 1995, compared with $121 million in 1994's first half. For the first six months of 1995, net income from venture capital was $42 million for a return on equity of 30 percent.

Net gains from the management of assets held for accelerated disposition totaled $25 million in the second quarter of 1995, and $33 million for the first six months. First-quarter 1994 results included a gain of $35 million from the sale of an interest in an investment management business.

No significant corporate expenses were included in other activities in 1995. Special charges of $43 million were incurred in the first half of 1994, including equipment costs of $24 million related to the reduction in estimated useful life of certain personal computer equipment and other expenses of $19 million related to litigation and other corporate activities.


STAFFING LEVELS

Staff levels for each business segment as well as corporate support functions were as follows. In the business segment financials, the expenses related to support areas are reflected in the appropriate consumer or corporate business.

- --------------------------------------------------------------------------------------
Average Full-Time-Equivalent          2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.
Staff                                     1995      1995      1994      1994      1994
- --------------------------------------------------------------------------------------
Corporate and Institutional............  6,216     6,276     6,342     6,402     6,340
Community Banking......................  4,040     4,071     4,283     4,694     4,609
Credit Card............................  3,329     3,212     3,007     2,922     2,821
Middle Market..........................  2,109     2,084     2,156     2,143     2,069
Corporate Support/Other (1)............  1,644     1,661     1,482     1,566     1,527
                                        ------    ------    ------    ------    ------
  First Chicago Corporation............ 17,338    17,304    17,270    17,727    17,366
                                        ======    ======    ======    ======    ======
- --------------------------------------------------------------------------------------

(1) Increased staffing in the first quarter of 1995 represents the shifting of certain support services from Community Banking and the transfer of the investment management business from Middle Market Banking.

EARNINGS ANALYSIS

SUMMARY

The Corporation reported net income of $187.4 million, or $1.90 per share, for the second quarter of 1995, up from $168.7 million, or $1.67 per share, in the second quarter of 1994. Excluding the results from the Corporation's venture capital operations, net income was $170.5 million, or $1.74 per share, compared with $172.3 million, or $1.73 per share, a year ago.

- ------------------------------------------------------------------------------------------
                                                 Three Months Ended       Six Months Ended
(Dollars in millions,                                  June 30                 June 30
except per share data)                             1995        1994       1995        1994
- ------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis......  $365.4      $338.7     $745.1      $674.2
Provision for credit losses....................    70.0        43.0      135.0        93.0
Noninterest income.............................   487.7       428.8      957.8       930.7
Noninterest expense............................   487.7       460.6      965.8       945.1
Net income.....................................   187.4       168.7      382.5       362.5

Common Share Data
  PRIMARY
  Net income...................................  $ 1.95      $ 1.71     $ 3.98      $ 3.76
  Average common and common-equivalent shares
   (in millions)...............................    91.2        88.0       91.1        87.9

  FULLY DILUTED
  Net income...................................  $ 1.90      $ 1.67     $ 3.88      $ 3.67
  Average shares, assuming full dilution
   (in millions)...............................    95.1        91.8       95.0        91.7

Return on assets...............................    0.99%       1.12%      1.06%       1.20%
Return on common stockholders' equity..........    17.4        16.5       18.1        18.3
- ------------------------------------------------------------------------------------------

Net income for the 1995 second quarter was up 11 percent from a year ago. Quarterly performance highlights included:

Average managed credit card receivables increased 21 percent to $12.7 billion, generating increased spread and fee revenues.

Average loans in the Corporation's middle market business increased 23 percent to $5.0 billion; part of this increase can be attributed to the acquisition of Lake Shore Bancorp., Inc., completed in July 1994.

Market-driven revenues, which include combined trading profits and equity securities gains, were $75 million, up 83 percent from a year ago.

The provision for credit losses was $70 million, up from $43 million a year ago. Growth in credit card receivables accounted for part of the increase. In addition, the year ago provision was favorably affected by Brazilian debt recoveries.

Return on common stockholders' equity was 17 percent, marking the eleventh consecutive quarter in which the Corporation has achieved at least a 15 percent return. Capital ratios at quarter-end remain considerably above the regulatory "well-capitalized" guidelines.

The Corporation repurchased approximately 650,000 shares of its common stock during the second quarter of 1995. In July 1995, the Board of Directors authorized an increase in the current common stock buyback program from 7 million to 12 million shares. The purpose of this program is to repurchase shares to meet obligations under the Corporation's employee benefit plans and to manage the overall capital position of the Corporation. As of June 30, 1995,
5.9 million shares had been repurchased under the program.

The Corporation's quarterly common stock dividend, next payable on October 1, 1995, was increased 9 percent in July 1995, to 60 cents per share from 55 cents per share.

On July 11, 1995, the Corporation and NBD Bancorp, Inc. signed a definitive agreement providing for a merger of equals. For more information on this agreement, see Note 8 on page 34.


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

- --------------------------------------------------------------------------------------
                                             Three Months Ended       Six Months Ended
                                                    June 30               June 30
(Dollars in millions)                            1995      1994        1995       1994
- --------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis..   $ 365.4   $ 338.7     $ 745.1    $ 674.2

Average earning assets.....................   $60,772   $50,464     $59,996    $49,976

Net interest margin........................      2.41%     2.69%       2.50%      2.72%
- --------------------------------------------------------------------------------------

In order to analyze fundamental trends in the Corporation's net interest margin, it is useful to adjust for: 1) securitization of credit card receivables, and
2) the activities of First Chicago Capital Markets, Inc. (FCCM).

When credit card receivables are sold in securitization transactions, the Corporation's earnings are unchanged; however, the net interest income related to these high-yield assets is displaced by increased servicing fees, net of portfolio credit losses. The average level of securitized assets was $6.9 billion in the second quarter of 1995, compared with $5.1 billion in the second quarter of 1994. The effect of credit card securitization transactions on the Corporation's financial statements is summarized on page 36. The impact is also discussed within specific categories of the Earnings Analysis.

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

- ---------------------------------------------------------------------------
                                   Three Months Ended      Six Months Ended
                                          June 30               June 30
(Dollars in millions)                  1995      1994        1995      1994
- ---------------------------------------------------------------------------
Adjusted net interest income--
  tax equivalent basis............  $ 528.6   $ 463.7    $1,042.3   $ 918.9

Adjusted average earnings assets..  $56,985   $47,382    $ 55,376   $47,193

Adjusted net interest margin......     3.72%     3.93%       3.80%     3.93%
- ----------------------------------------------------------------------------

On an adjusted basis, net interest margin for the second quarter of 1995 was
3.72 percent. This compares with 3.93 percent in the year ago quarter, which included a 12-basis-point positive effect from the Brazilian debt restructuring.

The decline in adjusted net interest margin was due primarily to reduced credit card spreads resulting from competitive pricing pressures. An increase in the average volume of lower-margin trading and arbitrage assets also contributed to the lower net interest margin.


PROVISION FOR CREDIT LOSSES

The provision for credit losses was $70 million, which included $62 million for the consumer portfolios and $8 million for commercial credits. In the year ago quarter, the provision was $43 million, which included $57 million for the consumer portfolios and a negative provision of $14 million for commercial credits. This negative provision reflected the effect of $18 million in Brazilian debt recoveries.

The change in the allowance for credit losses is presented in the following table.

- ---------------------------------------------------------------------------------------
                                               Three Months Ended      Six Months Ended
                                                    June 30                June 30
(Dollars in millions)                             1995     1994          1995      1994
- ---------------------------------------------------------------------------------------
Allowance for credit losses
  --beginning of period......................    $ 754    $ 710         $ 723     $ 683
Provision for credit losses..................       70       43           135        93
Net charge-offs..............................      (45)     (34)          (89)      (67)
Other, transfers related to securitized
 receivables.................................      (90)     (38)          (80)      (28)
                                                 -----   ------         -----     -----
Net change in allowance for credit losses....      (65)     (29)          (34)       (2)
                                                 -----   ------         -----     -----
Allowance for credit losses
  -- end of period...........................    $ 689    $ 681         $ 689     $ 681
                                                 =====   ======         =====     =====
  -- as a percentage of loans outstanding....      2.6%     2.9%          2.6%      2.9%
  -- as a percentage of nonperforming loans..      538%     454%          538%      454%
- ---------------------------------------------------------------------------------------

Details of the Corporation's credit risk management and performance during the six months ended June 30, 1995, are presented in the Credit Risk Management section, beginning on page 20.

NONINTEREST INCOME

The following table provides a breakdown of the components of noninterest income for the second quarter and the first six months of 1995 as compared to a year ago.

- ------------------------------------------------------------------------------------
                                            Three Months Ended     Six Months Ended
                                                 June 30               June 30
(In millions)                                  1995      1994        1995     1994
- ------------------------------------------------------------------------------------
Combined trading account profits..........     $ 15.8    $ 36.7     $ 66.2    $ 12.0
Equity securities gains...................       59.6       3.9      114.5     138.1
Investment securities gains...............          -       0.6          -       1.1
                                               ------    ------     ------    ------
  Market-driven revenue...................       75.4      41.2      180.7     151.2

Credit card fee revenue...................      213.6     193.9      404.8     376.2
Service charges and commissions...........      115.5     104.2      223.4     205.5
Fiduciary and investment management fees..       49.3      49.3      100.9     101.7
Net gains from accelerated disposition
  portfolio activities....................       24.8      21.5       32.5      31.5
Other.....................................        9.1      18.7       15.5      64.6
                                               ------    ------     ------    ------
  Total...................................     $487.7    $428.8     $957.8    $930.7
                                              ======     ======     ======    ======
- ------------------------------------------------------------------------------------

Market-driven revenues for the second quarter of 1995 increased to $75.4 million from $41.2 million for the same period in 1994.

Combined trading activities generated profits of $15.8 million, compared with $36.7 million a year ago. The decrease was due in part to lower customer demand in both the foreign exchange and derivative trading businesses. For more information, see the line-of-business discussion related to trading results, on page 5.

Equity securities gains totaled $59.6 million, compared with $3.9 million a year ago. The following table presents a breakdown of securities gains from venture capital, corporate finance and debt restructuring activities.

- ------------------------------------------------------------------------------------
                                            Three Months Ended     Six Months Ended
                                                 June 30               June 30
(In millions)                                  1995      1994        1995     1994
- ------------------------------------------------------------------------------------
Venture capital...........................     $33.9     $2.4        $ 77.1   $121.0
Corporate finance.........................      25.6      1.5          37.3     16.6
Debt restructuring........................       0.1        -           0.1      0.5
                                               -----     ----        ------   ------
  Total equity securities gains...........     $59.6     $3.9        $114.5   $138.1
                                               =====     ====        ======   ======
- ------------------------------------------------------------------------------------

Approximately 65 percent of the venture capital securities gains in the first six months of 1994 were related to the Corporation's investment in NEXTEL Communications, Inc. For additional information on the Corporation's venture capital activities, see page 19.

The Corporation renewed its agreement with United Airlines during the first quarter of 1995, extending their partnership in First Card's successful Mileage Plus credit card program. The new agreement was established as a revenue-sharing arrangement. As a result, beginning in 1995 payments to United Airlines reduce credit card fee revenue rather than increase operating expenses.

Adjusted for the effects of credit card securitization and the change in the recognition of Mileage Plus payments, credit card fee revenue for the second quarter of 1995 was up 24 percent from the year ago period. This increase reflects both continued growth in credit card receivables and increased transaction volume.

Service charges and commissions in the second quarter of 1995 rose 11 percent from the year-earlier period to $115.5 million due primarily to growth in both deposit and syndication management fees.

Gains from transactions related to assets in the accelerated disposition portfolio totaled $24.8 million in the second quarter of 1995, compared with $21.5 million a year ago.

Other revenue in the first quarter of 1994 included a $34.5 million gain related to the sale of the Corporation's remaining interest in Brinson Holdings, Inc. to Brinson's management.


NONINTEREST EXPENSE

Operating expenses were $487.7 million for the second quarter of 1995, compared with $460.6 million a year ago. Adjusted for the change in recognition of Mileage Plus payments discussed on page 11, operating expense was up 10 percent from a year ago.

- ---------------------------------------------------------------------------------
                                          Three Months Ended    Six Months Ended
                                               June 30                June 30
(In millions)                               1995    1994          1995       1994
- ---------------------------------------------------------------------------------
Salaries and benefits................     $229.4  $212.9        $461.2     $420.3
Occupancy expense of premises, net...       37.9    35.7          74.3       70.5
Equipment rentals, depreciation and
 maintenance.........................       32.4    32.3          63.8       85.6
Amortization of intangible assets....       15.3    17.0          30.6       35.2
Deposit insurance expense............       10.7    10.8          21.3       21.5
Other................................      162.0   151.9         314.6      312.0
                                          ------  ------        ------     ------
      Total..........................     $487.7  $460.6        $965.8     $945.1
                                          ======  ======        ======     ======
- ---------------------------------------------------------------------------------

In the second quarter of 1995, total salaries and benefits increased 8 percent from a year ago. The increase was due to normal salary increases and higher staff levels in selected business areas as well as increased incentive compensation expense accruals.

Equipment costs in the second quarter of 1995 were essentially unchanged from a year ago. A special charge of $24.5 million was recorded in the first quarter of 1994 reflecting the reduced estimated useful life of certain personal computer equipment. Beginning in the first quarter of 1994, most purchases of personal computer equipment were expensed. Purchases of such equipment prior to that time were capitalized and depreciated.

Adjusted for the change in the classification of Mileage Plus payments, much of the increase in other operating expense was related to the Corporation's continued investment in the credit card business.

APPLICABLE INCOME TAXES
- -------------------------------------------------------------------

                              Three Months Ended  Six Months Ended
                                   June 30             June 30
(Dollars in millions)           1995     1994     1995        1994
- -------------------------------------------------------------------
Income before income taxes..  $285.6   $258.0   $586.2      $556.0

Applicable income taxes.....    98.2     89.3    203.7       193.5

Effective tax rate..........    34.4%    34.6%    34.7%       34.8%
- -------------------------------------------------------------------

The effective tax rate in the second quarter of 1995 included benefits from the favorable effect of tax-exempt income and the effect of a decrease in the effective state income tax rate. The effective tax rate in the second quarter of 1994 reflected the effect of a favorable tax ruling. Tax expense for the first six months of 1995 also included general business tax credits and tax-exempt income from a one-time corporate banking transaction. Tax expense for the first six months of 1994 included a one-time tax benefit for the first quarter implementation of the final I.R.S. bad debt recapture regulations.


LIQUIDITY RISK MANAGEMENT

Liquidity is the ability to meet all present and future financial obligations in a timely manner. The Corporation has established policies and procedures designed to cover balance sheet assets and liabilities as well as off-balance-sheet items that are potential sources and uses of liquidity.

The Statement of Cash Flows, on page 31, presents data on cash and cash equivalents provided and used by the Corporation in its operating, investing and financing activities.


ASSET LIQUIDITY

The Corporation believes that asset liquidity is the most effective way to manage overall liquidity. One measure of liquidity is the ratio of liquid assets to total assets for The First National Bank of Chicago and FCC National Bank. The short-term assets defined as liquid are deposit placements (due from banks--interest-bearing) and federal funds sold. The Corporation continued to maintain an average liquid asset ratio well in excess of its 12 percent minimum guideline in the second quarter of 1995.

The Corporation's investment securities portfolio includes U.S. government, municipal and other debt securities as well as equity investments. The debt securities portfolio is used primarily to meet collateral requirements for certain customer deposits. The equity securities portfolio, while representing a secondary source of liquidity, generally is not readily saleable due to the form or size of the underlying equity interest. See page 35 for a detailed breakdown of the investment securities portfolio.

The Corporation continues to use credit card securitization as an effective tool for increasing liquidity and diversifying funding sources. Securitized credit cards totaled $8.0 billion at June 30, 1995, compared with $6.1 billion at year-end 1994 and $5.6 billion at June 30, 1994.


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

DEPOSITS AND OTHER PURCHASED FUNDS

- --------------------------------------------------------------------------------

                                   June 30  March 31  Dec. 31  Sept. 30  June 30
(In millions)                       1995      1995     1994      1994     1994
- --------------------------------------------------------------------------------
Domestic offices
  Demand.........................  $ 6,941   $ 6,791  $ 7,647   $ 7,217  $ 7,009
  Savings........................    7,442     7,564    7,448     7,426    7,401
  Time
    Under $100,000...............    2,528     2,529    2,548     2,480    2,260
    $100,000 and over............    3,153     3,265    2,601     2,122    2,061

Foreign offices
  Banks in foreign countries.....    3,495     3,819    4,836     4,009    3,482
  Foreign governments and
    official institutions........    1,489     1,387    1,469     1,498    1,355
  Other time and savings.........    8,521     6,731    4,847     4,384    4,700
  Other demand...................      195       105      270       534      309
                                   -------   -------  -------   -------  -------
         Total deposits..........   33,764    32,191   31,666    29,670   28,577
- --------------------------------------------------------------------------------

Federal funds purchased and
  securities under repurchase
  agreements.....................   15,710    14,595   13,026    12,303   12,208
Commercial paper.................      494       690      147       307      103
Other funds borrowed.............    7,312     7,445    7,518     8,752    7,948
Long-term debt...................    2,271     2,272    2,271     2,272    2,269
                                   -------   -------  -------   -------  -------
    Total other purchased funds..   25,787    25,002   22,962    23,634   22,528
                                   -------   -------  -------   -------  -------
    Total........................  $59,551   $57,193  $54,628   $53,304  $51,105
                                   =======   =======  =======   =======  =======
- --------------------------------------------------------------------------------

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

The Corporation monitors value at risk in each of its significant trading portfolios on a daily basis. The following tables show average, maximum and minimum daily value at risk for the second quarter of 1995 as well as for the preceding four quarters, and the actual trading revenue for each quarter (in millions).

- --------------------------------------------------------------------

Daily Value at Risk    June 30  March 31  Dec. 31  Sept. 30  June 30
                        1995      1995     1994      1994     1994
- --------------------------------------------------------------------
Average..............    $  34     $  31    $  42     $  44    $  41
Maximum..............       45        44       47        53       46
Minimum..............       27        24       38        36       34
- --------------------------------------------------------------------

- --------------------------------------------------------------------
                       June 30  March 31  Dec. 31  Sept. 30  June 30
Quarter Ended             1995      1995     1994      1994     1994
- --------------------------------------------------------------------
Trading revenue*         $  38     $  75    $  30     $  56    $  42
- --------------------------------------------------------------------

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


STRUCTURAL INTEREST RATE RISK MANAGEMENT

The Corporation actively manages its asset and liability positions with the goal of minimizing the impact on earnings of interest rate market volatility. Conservative management of its asset and liability positions has allowed the Corporation to maintain a relatively consistent adjusted net interest margin despite a sharp rise in short-term interest rates. As a result of this neutral interest rate risk profile, it is estimated that an immediate change in rates of 100 basis points would affect annual pretax earnings by approximately $11 million.

- -----------------------------------------------------------------------------------
Quarter Ended                     June 30   March 31   Dec. 31   Sept. 30   June 30
(Dollars in millions)               1995      1995       1994      1994       1994
- -----------------------------------------------------------------------------------
Adjusted net interest income-
 tax-equivalent basis...........   $528.6     $513.7    $486.5     $485.5    $463.7
- -----------------------------------------------------------------------------------
Adjusted net interest margin....     3.72%      3.87%     3.74%      3.85%     3.93%
- -----------------------------------------------------------------------------------

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

Traditional gap analysis is one of a variety of measurement tools used to monitor and control the Corporation's interest rate risk position. Gap analysis measures the difference between the volume of assets and liabilities maturing or repricing in a given future time period. Certain assumptions are made for those assets or liabilities whose expected prepayment or withdrawal behavior may not be reflected by their maturity dates. Credit card securitizations, which subject credit card servicing fee revenue to interest rate risk, also are included in the gap analysis measure. In addition to static gap analysis, the Corporation identifies the more dynamic interest rate risk exposures of its businesses through duration of equity measures and stress testing of earnings simulation.

The following table shows the "managerial" interest rate gap analysis as of June 30, 1995, used to identify the Corporation's exposure from domestic asset and liability positions. Interest rate risks in trading and overseas earning asset and liability positions are excluded from the gap analysis and managed principally as trading risks. A positive cumulative one-year gap position indicates more assets than liabilities are expected to reprice over the next 12-month period. Such a position implies that, assuming no management action, the Corporation's net interest income would be positively affected by rising interest rates and negatively affected by falling rates.

- ------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
- ------------------------------------------------------------------------------------------------
June 30, 1995                            0-90     91-180    181-365     1-5      Beyond
(Dollars in millions)                    days      days      days      years    5 years   Total
- ------------------------------------------------------------------------------------------------
Loans................................  $22,825   $ 1,467   $  1,258   $2,046   $ 5,136   $32,732
Investment securities................      385       359        114    1,723       271     2,852
Other earning assets.................   22,911       108         66        7       274    23,366
Nonearning assets....................    6,239         7         --      148       427     6,821
                                       -------   -------   --------   ------   -------   -------
   Total domestic assets.............  $52,360   $ 1,941   $  1,438   $3,924   $ 6,108   $65,771
- ------------------------------------------------------------------------------------------------

Deposits.............................  $13,409   $ 1,899   $  1,178   $1,205   $ 4,102   $21,793
Other interest-bearing liabilities...   27,460       405      1,216    3,260     1,516    33,857
Noninterest-bearing liabilities......    4,284         5         --      177       884     5,350
Equity...............................      311        --         --      100     4,360     4,771
                                       -------   -------   --------   ------   -------   -------

   Total domestic liabilities
     and equity......................  $45,464   $ 2,309   $  2,394   $4,742   $10,862   $65,771
- ------------------------------------------------------------------------------------------------

Balance sheet sensitivity gap........  $ 6,896   $  (368)  $   (956)  $ (818)  $(4,754)       --
- ------------------------------------------------------------------------------------------------

Cumulative gap as % of
  domestic assets....................     10.5%      9.9%       8.5%     7.2%       --        --
- ------------------------------------------------------------------------------------------------

Effect of off-balance-sheet ALM
 derivative transactions:
  Specific transactions..............  $(3,268)  $   140   $  1,035   $  895   $ 1,198        --
  Specific asset or liability pools..   (3,261)      263        855    2,061        82        --
- ------------------------------------------------------------------------------------------------
Interest rate sensitivity gap........  $   367   $    35   $    934   $2,138   $(3,474)       --
- ------------------------------------------------------------------------------------------------
Cumulative gap.......................  $   367   $   402   $  1,336   $3,474        --        --
- ------------------------------------------------------------------------------------------------
Cumulative gap as % of
  domestic assets....................      0.6%      0.6%       2.0%     5.3%       --        --
- ------------------------------------------------------------------------------------------------

Access to the derivatives market is an important element in the Corporation's ability to maintain its gap position within policy guidelines. As of June 30, 1995, the Corporation had a total of $7.5 billion in ALM interest rate swaps, including $2.5 billion of ALM interest rate swaps against specific transactions and $5.0 billion against specific pools of assets or liabilities. Swaps used to adjust the interest rate sensitivity of specific transactions will not need to be replaced as they mature since the corresponding asset or liability will
mature along with the swap.   However, swaps against the asset and liability
pools will have an impact on the Corporation's risk position as they mature and, assuming no change to the underlying pool's characteristics, will need to be reissued to maintain the same neutral interest rate risk profile. These swaps could create a modest sensitivity of earnings due to changes in interest rates. Growth in the volume of stable retail liabilities and declines in the volume of longer-term fixed rate assets over the last few years have made it necessary to increase the use of swaps associated with specific pools of assets or liabilities to balance the Corporation's repricing risk. The following table summarizes the interest rate swaps used by the Corporation for asset and liability management purposes.


ASSET AND LIABILITY MANAGEMENT SWAPS
- ---------------------------------------------------------------------------------------------------------
June 30, 1995
                                         Receive Fixed             Pay Fixed          Basis
(Notional amounts in millions)           Pay Floating           Receive Floating      Swaps        Total
- ---------------------------------------------------------------------------------------------------------
Swaps associated with:              Specific        Pool      Specific     Pool        Pool
                                    --------       ------     --------     ----        ----
 Loans...........................    $    -        $1,067        $29        $ -        $  -        $1,096
 Securitized credit card
  receivables....................         -         1,025          -          -           -         1,025
 Deposits........................       465         2,700          -          -           -         3,165
 Other funds borrowed............       791             -          -          -         150           941
 Long-term debt..................     1,238             -          -          -           -         1,238
                                     ------        ------        ---        ---        ----        ------
   Total.........................    $2,494        $4,792        $29        $ -        $150        $7,465
                                     ======        ======        ===        ===        ====        ======
- ---------------------------------------------------------------------------------------------------------

For most of its asset and liability management swaps, the Corporation receives a fixed rate and pays a floating rate of interest. Substantially all interest rate swaps used by the Corporation for asset and liability management purposes are standard interest rate swap contracts. The following table summarizes the contractual maturities and weighted average pay and receive rates for the asset and liability management swap position at June 30, 1995. The variable interest rates, which generally are the three-month and six-month LIBOR rates in effect on the date of repricing, have been assumed to remain constant. However, the variable interest rates will change with changes in interest rates and would affect the related weighted average information presented below.


- ---------------------------------------------------------------------------------------------------------
(Dollars in millions)         1995        1996        1997       1998       1999     Thereafter    Total
- ---------------------------------------------------------------------------------------------------------
Receive fixed swaps
    Notional amount........  $1,115      $2,558      $1,764      $ 432      $ 109      $1,308      $7,286
    Weighted average:
       Receive rate........    5.57%       6.95%       6.43%      6.59%      8.13%       7.25%       6.66%
       Pay rate............    6.24%       6.29%       6.33%      6.35%      6.75%       6.42%       6.32%

Pay fixed swaps
    Notional amount........  $    -      $   19      $    -      $   -      $   -      $   10      $   29
    Weighted average:
       Receive rate........       -        6.27%          -          -          -        6.15%       6.23%
       Pay rate............       -        7.21%          -          -          -        5.06%       6.47%

Basis swaps
    Notional amount........  $  100      $   50      $    -      $   -      $   -      $    -      $  150
    Weighted average:
       Receive rate........    6.06%       6.41%          -          -          -           -        6.18%
       Pay rate............    6.28%       5.96%          -          -          -           -        6.17%
- ---------------------------------------------------------------------------------------------------------
Total notional amount......  $1,215      $2,627      $1,764      $ 432      $ 109      $1,318      $7,465
- ---------------------------------------------------------------------------------------------------------

VENTURE CAPITAL ACTIVITIES

The Corporation's portfolio of venture capital investments is composed of publicly traded equity securities held directly, publicly traded equity securities held indirectly, and investments in private companies. Net income attributable to the venture capital business--revenues less the portfolio's funding costs and other expenses--was $16.9 million, or $0.16 per share, for the 1995 second quarter, compared with a net loss of $3.6 million, or $0.06 per share, a year ago.


Venture Capital Portfolio
- ------------------------------------------------------------------------------

June 30, 1995                          Investments      Investments
(In millions)                         Held Directly   Held Indirectly    Total
- ------------------------------------------------------------------------------
Publicly traded equity investments
   Gross value......................      $435              $395        $  830
   Discount.........................       (18)              (97)         (115)
                                          ----              ----        ------
      Fair value....................      $417              $298           715
                                          ====              ====
Investments in private companies....                                       782
                                                                        ------
Total...............................                                    $1,497
                                                                        ======
- ------------------------------------------------------------------------------

Fair value accounting is used for this portfolio, which has significantly increased the volatility of the Corporation's reported earnings. However, the Corporation has instituted a program intended to reduce volatility relative to expected returns through the use of equity derivatives, including options, and the sale of investments. As an example, during the first quarter of 1994, the Corporation issued Debt Exchangeable for Common Stock (DECS) related to 7.475 million shares of its holdings in NEXTEL Communications, Inc. The DECS transaction limits the Corporation's downside risk on this investment to the $271 million DECS proceeds and, at the same time, allows the Corporation to share in potential market appreciation. As of June 30, 1995, 72 percent of the Corporation's $715 million in publicly traded investments was hedged under this program. Management intends to continue to use these and other techniques to hedge the price risk inherent in this portfolio.

The following table provides fair value and sale information on the portfolio for the first six months of 1995.

Venture Capital Portfolio Activity
- --------------------------------------------------------------------------

                                             Publicly
                                              Traded     Private
(In millions)                               Companies   Companies    Total
- --------------------------------------------------------------------------
Fair value--December 31, 1994.............    $ 848        $731     $1,579

Additional investments....................       46          72        118

Appreciation recorded as equity
 securities gains (1).....................       96          19        115

Sales proceeds (1)........................     (109)        (66)      (175)

Other (2).................................     (166)         26       (140)
                                              -----        ----     ------

Fair value--June 30, 1995 (3).............    $ 715        $782     $1,497
                                              =====        ====     ======

Unrealized appreciation at June 30, 1995..    $ 529        $ 13     $  542
                                              =====        ====     ======
- --------------------------------------------------------------------------

(1) Net of transaction costs.
(2) Includes principal repayments, fund distributions and sales, and certain reclassifications.
(3) Publicly traded amount includes net unrealized gains of $163 million related to hedging instruments used to reduce the earnings volatility of the venture capital portfolio.

In addition to the $1.5 billion of investments in the venture capital portfolio, unfunded commitments totaled $122 million at June 30, 1995.

CREDIT RISK MANAGEMENT


Summary
- -------------------------------------------------------------------------------------
Selected Statistical Information
                                    June 30   March 31   Dec. 31   Sept. 30   June 30
(Dollars in millions)                 1995      1995       1994      1994       1994
- -------------------------------------------------------------------------------------
At period-end:
  Loans outstanding...............  $26,517    $27,018   $25,947    $23,817   $23,680
  Nonperforming loans.............      128        122       130        154       150
  Other real estate, net..........        8          8        28         23        31
  Nonperforming assets............      136        130       158        177       181
  Allowance for credit losses.....      689        754       723        683       681
  Nonperforming assets/loans
   outstanding and other
   real estate, net...............      0.5%       0.5%      0.6%       0.7%      0.8%
  Allowance for credit losses/
   nonperforming loans............      538        618       556        444       454

For the quarter ended:
  Average loans outstanding.......  $26,145    $26,034   $24,335    $23,484   $22,940
  Net charge-offs.................       45         44        46         38        34
  Net charge-offs/average loans...      0.7%       0.7%      0.7%       0.6%      0.6%
- -------------------------------------------------------------------------------------

For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign office) and consumer (credit card and other nonbusiness credit to individuals) segments.

- ---------------------------------------------------------------------------
Loan Composition              June 30  March 31  Dec. 31  Sept. 30  June 30
(In millions)                  1995      1995     1994      1994     1994
- ---------------------------------------------------------------------------
Commercial Risk
  Domestic office
    Commercial..............  $ 8,506   $ 8,814  $ 7,806   $ 7,488  $ 7,148
    Commercial real estate..    2,449     2,560    2,496     2,391    2,390
    Other...................    4,120     3,624    3,896     3,572    3,657
                              -------   -------  -------   -------  -------
      Total domestic........   15,075    14,998   14,198    13,451   13,195
  Foreign office............    2,138     1,866    1,832     2,020    2,153
                              -------   -------  -------   -------  -------
          Total commercial..   17,213    16,864   16,030    15,471   15,348
                              -------   -------  -------   -------  -------
Consumer Risk
  Credit cards..............    5,505     6,463    6,337     5,000    5,356
  Secured by real estate
    Mortgage................    1,711     1,662    1,581     1,552    1,425
    Home equity.............      815       815      832       836      803
  Other.....................    1,273     1,214    1,167       958      748
                              -------   -------  -------   -------  -------
          Total consumer....    9,304    10,154    9,917     8,346    8,332
                              -------   -------  -------   -------  -------
          Total.............  $26,517   $27,018  $25,947   $23,817  $23,680
                              =======   =======  =======   =======  =======
- ---------------------------------------------------------------------------

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

- ------------------------------------------------------------------------------------------------------------------
Allowance for Credit Losses
                                                          Three Months Ended                Six Months Ended
                                                            June 30, 1995                    June 30, 1995
                                                    -----------------------------    -----------------------------
(Dollars in millions)                               Commercial   Consumer   Total    Commercial   Consumer   Total
- ---------------------------------------------------------------------------------    -----------------------------
Balance--beginning of period......................        $529       $225    $754          $516       $207    $723
Provision for credit losses.......................           8         62      70            15        120     135
Net (charge-offs)/recoveries......................          --        (45)    (45)            6        (95)    (89)
Other:
- - Transfers related to securitized receivables....          --        (90)    (90)           --        (80)    (80)
                                                          ----       ----    ----          ----       ----    ----
Balance--end of period............................        $537       $152    $689          $537       $152    $689
                                                          ====       ====    ====          ====       ====    ====
Allowance as a percentage of loans outstanding....         3.1%       1.6%    2.6%          3.1%       1.6%    2.6%
Allowance as a percentage of nonperforming loans..         420%        --     538%          420%        --     538%
- ------------------------------------------------------------------------------------------------------------------

A reserve is maintained for securitized credit card receivables that is not included in the allowance for credit losses. This reserve totaled $319 million at June 30, 1995, compared with $255 million at year-end 1994 and $234 million a year ago.

NONPERFORMING ASSETS

The following table shows the trend in nonperforming assets, including the breakdown by significant portfolio segment.

- -----------------------------------------------------------------------------------------
Nonperforming Assets                    June 30   March 31   Dec. 31   Sept. 30   June 30
(Dollars in millions)                     1995      1995       1994      1994       1994
- -----------------------------------------------------------------------------------------
Nonaccrual loans......................    $ 124      $ 118     $ 126      $ 150     $ 146
Accrual renegotiated loans............        4          4         4          4         4
                                          -----      -----     -----      -----     -----
     Total nonperforming loans........    $ 128      $ 122     $ 130      $ 154     $ 150
                                          =====      =====     =====      =====     =====

Nonperforming Loans
  Commercial real estate..............    $  55      $  84     $  68      $  79     $  72
  Troubled-country debtor.............        1          1         1          1         1
  Other...............................       72         37        61         74        77
                                          -----      -----     -----      -----     -----
     Total nonperforming loans........      128        122       130        154       150
                                          -----      -----     -----      -----     -----

Other real estate, net................        8          8        28         23        31
                                          -----      -----     -----      -----     -----

     Total nonperforming assets.......    $ 136      $ 130     $ 158      $ 177     $ 181
                                          =====      =====     =====      =====     =====

Nonperforming assets as a percentage
  of loans outstanding and other
  real estate, net....................      0.5%       0.5%      0.6%       0.7%      0.8%
- -----------------------------------------------------------------------------------------

Loans 90 days or more past due and still accruing interest amounted to $63 million at June 30, 1995, compared with $89 million at December 31, 1994, and $54 million at June 30, 1994.

CONSUMER RISK MANAGEMENT

Consumer loans consist of credit card receivables as well as home mortgage loans, home equity loans and other forms of installment credit. Consumer loans totaled $9.3 billion at June 30, 1995, up 12 percent from $8.3 billion a year ago. Including securitized credit card receivables, these loans totaled $17.3 billion at June 30, 1995, up 24 percent from a year ago.

Total managed credit card receivables (i.e. those held in the portfolio and those sold to investors through securitization) were $13.5 billion at June 30, 1995, up 23 percent from a year earlier.

- ----------------------------------------------------------------------------------------
Consumer Loans
                                           June 30  March 31  Dec. 31  Sept. 30  June 30
(In millions)                               1995      1995     1994      1994     1994
- ----------------------------------------------------------------------------------------
Credit card loans........................  $ 5,505   $ 6,463  $ 6,337   $ 5,000  $ 5,356

Securitized credit card receivables......    7,986     5,867    6,117     6,367    5,617
                                           -------   -------  -------   -------  -------

  Total managed credit card receivables..   13,491    12,330   12,454    11,367   10,973

Other consumer loans.....................    3,799     3,691    3,580     3,346    2,976
                                           -------   -------  -------   -------  -------

     Total...............................  $17,290   $16,021  $16,034   $14,713  $13,949
                                           =======   =======  =======   =======  =======
- ----------------------------------------------------------------------------------------

Average managed credit card receivables for the second quarter of 1995 grew 21 percent from the year-earlier quarter and 10 percent from the fourth quarter of 1994.

- --------------------------------------------------------------------------------------------
Average Credit Card Receivables
                                                         For the Quarter Ended
                                           June 30   March 31   Dec. 31   Sept. 30   June 30
(Dollars in millions)                        1995      1995       1994      1994       1994
- --------------------------------------------------------------------------------------------
Credit card loans........................  $ 5,812    $ 6,098   $ 5,304    $ 5,067   $ 5,435
Securitized credit card receivables......    6,896      6,027     6,273      5,925     5,106
                                           -------    -------   -------    -------   -------
  Total managed credit card receivables..  $12,708    $12,125   $11,577    $10,992   $10,541
                                           =======    =======   =======    =======   =======
Total net charge-offs
  (including securitizations)............  $   128    $   118   $   107    $    96   $   100
                                           =======    =======   =======    =======   =======
Net charge-offs/average total
  receivables............................      4.0%       3.9%      3.7%       3.5%      3.8%
                                           =======    =======   =======    =======   =======
- --------------------------------------------------------------------------------------------

The net charge-off rate for the total average managed credit card portfolio was
4.0 percent in the second quarter of 1995, compared with 3.8 percent a year ago. The increase was due, in part, to certain strategies used by the Corporation to increase the cardholder base. Current levels of unemployment and personal bankruptcy filings make reductions in the charge-off rate unlikely in the near term.

COMMERCIAL RISK MANAGEMENT

Commercial loans totaled $17.2 billion at June 30, 1995, up 7.4 percent from December 31, 1994, and 12 percent from June 30, 1994.

During the second quarter, charge-offs net of recoveries were zero in the commercial portfolio. The provision for credit losses related to the commercial portfolio was $8 million, and the quarter-end reserve of $537 million represented 3.1 percent of total commercial loans and 420 percent of nonperforming loans.


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

A discussion of the Corporation's income from derivatives used in trading and venture capital activities is presented on pages 5 and 19, respectively.

The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. The consistency of the Corporation's net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been higher by $7.6 million in the second quarter of 1995, and by $13.3 million in the first six months of 1995; net interest income in the second quarter and first six months of 1994 would have declined by $29.4 million and $66.2 million, respectively.

The sale of fixed- and floating-rate credit card receivables as securities to investors subjects the Corporation's servicing revenue to interest rate risk. The Corporation uses interest rate derivatives to reduce the volatility of the servicing income on credit card securitizations. Without the use of these instruments, credit card fee revenue would have been reduced by $1.6 million in the second quarter of 1995, and by $4.5 million in the first six months of 1995. Credit card fee revenue in the second quarter and first six months of 1994 would also have been reduced by $11.4 million and $25.0 million, respectively. The terms of these derivatives match the terms of the credit card securitizations.

Deferred gains and losses on the early termination of interest rate swaps used to manage interest rate risk totaled a net deferred gain of $28.7 million as of June 30, 1995. A significant portion of these deferred gains was related to securitized credit card receivables. This amount is scheduled to be amortized into income in the following periods: $10.9 million in the remainder of 1995, $18.3 million in 1996, $1.2 million in 1997, $(0.3) million in 1998, and $(1.4)
million thereafter.

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

- ----------------------------------------------------------------------
June 30, 1995 (In billions)
- ----------------------------------------------------------------------
Gross credit exposure resulting from derivative financial
 instruments...................................................  $19.1

Less additional exposure based on estimate of maximum adverse
  position exposure............................................    5.5
                                                                 -----
Gross fair value exposure......................................  $13.6
                                                                 =====
- ----------------------------------------------------------------------
Gross fair value exposure......................................  $13.6

Less netting adjustments due to master netting agreements......    4.6

Less unrecognized net gain due to non-trading activities.......    0.1
                                                                 -----
Balance sheet exposure.........................................  $ 8.9
                                                                 =====
- ----------------------------------------------------------------------

At December 31, 1994, the gross credit exposure and the gross fair value exposure resulting from derivative financial instruments were $12.3 billion and $6.9 billion, respectively. At March 31, 1995, the gross credit exposure was $19.7 billion and the gross fair value exposure was $13.4 billion. The increase in exposure during the first quarter of 1995 was primarily a result of increases in unrealized gains on derivative financial instruments due to more volatile currency markets. In the first six months of 1995, net charge-offs associated with derivative financial instruments were $617,000.

CAPITAL MANAGEMENT

Selected Capital Ratios
- -----------------------------------------------------------------------------------------------------------------
                                          June 30     March 31     Dec. 31     Sept. 30     June 30     Corporate
Quarter Ended                                1995         1995        1994         1994        1994     Guideline
- -----------------------------------------------------------------------------------------------------------------
Common equity/total assets (1)........        6.1%         6.2%        6.6%         6.6%        6.5%        N/A
Tangible common equity ratio (1)......        5.8          5.8         6.2          6.2         6.1         N/A
Stockholders' equity/total assets.....        6.3          6.4         6.9          6.9         7.1         N/A
Risk-based capital ratios (1)(2)
   Tier 1.............................        8.8          8.6         8.8          9.2         8.9         7-8%
   Total..............................       13.1         13.0        13.4         13.9        13.8       11-12
Leverage ratio (1)(2).................        7.0          7.7         7.5          7.8         8.0         N/A
Double leverage ratio.................      115.8        115.4       116.5        114.0       110.0     115-125
Dividend payout ratio.................         28           27          29           32          29       30-35
- -----------------------------------------------------------------------------------------------------------------

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

The Corporation's average common equity during the second quarter of 1995 and the previous four quarters exceeded its economic capital -- that needed for current business risks -- and was more than sufficient to meet its intermediary capital goals. This amount in excess of intermediary capital averaged about $300 million during the first six months of 1995 and is available for investments and acquisitions in the Corporation's core businesses. If attractive long-term opportunities are not available over time, any excess capital will be returned to stockholders, typically via stock repurchase programs and/or dividend increases.

Inherent in capital management is the ability of the Corporation to generate acceptable returns on stockholders' capital. Even with excess capital, the Corporation has been able to earn attractive returns on equity. Over the last 11 quarters, the return on average common stockholders' equity has been equal to or greater than 15 percent.

STOCK REPURCHASE PROGRAM AND OTHER CAPITAL ACTIVITIES

The repurchase of shares is another technique used to manage capital and enhance stockholder value. During the second quarter of 1995, the Corporation repurchased approximately 650,000 shares of common stock at an average price of $56.83 per share. In July 1995, the Board of Directors authorized an increase in the current common stock buyback program from 7 million to 12 million shares. This program is designed to meet projected requirements of the Corporation's employee benefit plans and to manage the Corporation's overall capital position. As of June 30, 1995, 5.9 million shares had been repurchased under the program.

On July 1, 1994, the Corporation redeemed its $150 million issue of Preferred Stock, Series D, at a $4.5 million, or 3 percent, premium. This action reduced future annual dividend requirements by $15 million.

In July 1995, the Corporation announced that on August 31, 1995, its $121 million issue of Preferred Stock, Series A, would be redeemed at its stated value of $50 per share. At a minimum, this action will reduce future annual dividend requirements by $8.4 million.

In July 1995, the Corporation announced a 9 percent increase in the quarterly common stock dividend to 60 cents per share from 55 cents per share, first payable on October 1, 1995, to stockholders of record on September 8, 1995.


REGULATORY CAPITAL

The Corporation endeavors to maintain regulatory capital ratios, including those of its principal banking subsidiaries, in excess of the well-capitalized guidelines. To assure meeting this goal, and the intermediary capital target discussed earlier in the Economic Capital section, the Corporation has established target ranges of 7 percent to 8 percent for Tier 1 capital and 11 percent to 12 percent for total risk-based capital. As shown in the table on page 25, the Corporation's risk-based capital ratios for Tier 1 and total capital exceeded the regulatory well-capitalized guidelines of 6 percent and 10 percent, respectively.

The following tables show the components of the Corporation's regulatory risk-based capital and risk-weighted assets.


Regulatory Capital
- ------------------------------------------------------------------------------------
                                              June 30        Dec. 31        June 30
(In millions)                                    1995           1994           1994
- ------------------------------------------------------------------------------------
Tier 1 capital
Common stockholders' equity..............      $4,160         $3,922        $3,763
Preferred stock (1)......................         611            611           611(1)
Less 50% of investment in First
  Chicago Capital Markets, Inc...........        (124)          (128)         (129)
Less disallowed intangibles and
  other adjustments......................         (80)           (80)          (97)
                                               ------         ------        ------
  Tier 1 capital.........................      $4,567         $4,325        $4,148

Tier 2 capital
Allowance for credit losses (2)..........         646            616           585
Qualifying long-term debt................       1,694          1,753         1,820
  Less 50% of investment in First
   Chicago Capital Markets, Inc..........        (124)          (128)         (129)
                                               ------         ------        ------
  Tier 2 capital.........................       2,216          2,241         2,276
                                               ------         ------        ------
            Total capital................      $6,783         $6,566        $6,424
                                               ======         ======        ======
- ------------------------------------------------------------------------------------

(1) Excludes $150 million of Preferred Stock, Series D redeemed on July 1, 1994.
(2) Limited to 1.25% of risk-weighted assets.


Regulatory Risk-Weighted Assets*
- ------------------------------------------------------------------------------------
                                              June 30        Dec. 31        June 30
(In billions)                                    1995           1994           1994
- ------------------------------------------------------------------------------------
Balance-sheet risk-weighted assets.......       $33.6          $33.0          $30.2
Off-balance-sheet risk-weighted
 assets..................................        18.1           16.2           16.5
                                                -----          -----          -----
Total risk-weighted assets...............       $51.7          $49.2          $46.7
                                                =====          =====          =====
- ------------------------------------------------------------------------------------

* Based on Federal Reserve Board definitions.

The Corporation's banking subsidiaries -- The First National Bank of Chicago
(FNBC), FCC National Bank (FCCNB), and American National Bank and Trust Company of Chicago (ANB) -- exceeded the regulatory well-capitalized guidelines as shown in the following table.


Banking Subsidiaries
Regulatory Capital Ratios
- ---------------------------------------------------------------------------------------------------------------------
                                      June 30, 1995               December 31, 1994               June 30, 1994
                                 ------------------------      ------------------------      ------------------------
                                 FNBC      FCCNB     ANB       FNBC      FCCNB     ANB       FNBC      FCCNB     ANB
- ---------------------------------------------------------------------------------------------------------------------
Risk-based capital ratios
   Tier 1 capital............     7.9%     15.4%      9.6%      8.1%     12.1%      9.5%      7.8%     13.2%     10.3%
   Total capital.............    11.9      18.1      12.1      12.5      15.0      12.0      11.8      15.9      13.1

Leverage Ratio...............     5.7      14.6       9.7       6.3      14.4       9.1       6.7      12.8       9.5
- ---------------------------------------------------------------------------------------------------------------------


FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
- -------------------------------------------------------------------------------------------------------------------------
                                                                                        June 30    December 31    June 30
- -------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                      1995           1994       1994
- -------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks--noninterest-bearing........................................    $ 3,646        $ 4,265    $ 3,373
Due from  banks--interest-bearing...................................................      9,484          8,066      7,759
Federal funds sold and securities under resale agreements...........................     14,274         13,302     13,674
Trading account assets..............................................................      7,706          4,967      5,037
Derivative product assets...........................................................      8,909          4,389      6,086
Investment securities (fair values--$2,590, $2,589, and $2,255, respectively).......      2,583          2,592      2,254
Loans (net of unearned income--$297, $297, and $263, respectively)..................     26,517         25,947     23,680
Allowance for credit losses.........................................................       (689)          (723)      (681)
Premises and equipment..............................................................        697            665        639
Accrued income receivable...........................................................        534            485        444
Customers' acceptance liability.....................................................        534            526        486
Other assets........................................................................      1,133          1,419      1,338
                                                                                        -------        -------    -------
   Total assets.....................................................................    $75,328        $65,900    $64,089
                                                                                        =======        =======    =======
- -------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits
  Demand............................................................................    $ 6,941        $ 7,647    $ 7,009
  Savings...........................................................................      7,442          7,448      7,401
  Time..............................................................................      5,681          5,149      4,321
  Foreign offices...................................................................     13,700         11,422      9,846
                                                                                        -------        -------    -------
   Total deposits...................................................................     33,764         31,666     28,577
Federal funds purchased and securities under repurchase agreements..................     15,710         13,026     12,208
Other funds borrowed................................................................      7,806          7,665      8,051
Long-term debt......................................................................      2,271          2,271      2,269
Acceptances outstanding.............................................................        534            526        486
Derivative product liabilities......................................................      8,581          4,097      6,094
Other liabilities...................................................................      1,891          2,116      1,880
                                                                                        -------        -------    -------
   Total liabilities................................................................     70,557         61,367     59,565
- -------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock.....................................................................        611            611        761
Common stock--$5 par value..........................................................        467            466        434
  Number of shares authorized--150,000,000
  Number of shares issued--93,430,319; 93,148,134; and 86,824,888, respectively
  Number of shares outstanding--89,719,497; 89,859,798; and 86,697,805, respectively
Surplus.............................................................................      1,712          1,712      1,721
Retained earnings...................................................................      2,169          1,905      1,616
Other adjustments...................................................................         --             (4)        (2)
                                                                                        -------        -------    -------
   Total............................................................................      4,959          4,690      4,530
Less treasury stock at cost--3,710,822; 3,288,336; and 127,083 shares, respectively.        188            157          6
                                                                                        -------        -------    -------
   Stockholders' equity.............................................................      4,771          4,533      4,524
                                                                                        -------        -------    -------
   Total liabilities and stockholders' equity.......................................    $75,328        $65,900    $64,089
                                                                                        =======        =======    =======
- -------------------------------------------------------------------------------------------------------------------------



FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months Ended      Six Months Ended
                                                                                              June 30               June 30
- ----------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share data)                                                        1995      1994        1995        1994
- ----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans..........................................................    $  593.4    $470.3    $1,198.3    $  907.9
Interest on bank balances...........................................................       150.1      82.5       281.7       157.5
Interest on federal funds sold and securities under resale agreements...............       238.7     133.7       479.5       224.7
Interest on trading account assets..................................................       102.1      56.7       190.8       115.8
Interest on investment securities (including dividends).............................        22.9      14.6        43.9        30.5
                                                                                        --------    ------    --------    --------
          Total.....................................................................     1,107.2     757.8     2,194.2     1,436.4
- ----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits................................................................       341.7     182.9       635.7       336.8
Interest on federal funds purchased and securities under repurchase agreements......       231.9     110.0       468.0       191.8
Interest on other funds borrowed....................................................       132.0      90.8       269.4       162.2
Interest on long-term debt..........................................................        46.0      41.3        91.9        82.2
                                                                                        --------    ------    --------    --------
          Total.....................................................................       751.6     425.0     1,465.0       773.0
- ----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME.................................................................       355.6     332.8       729.2       663.4
Provision for credit losses.........................................................        70.0      43.0       135.0        93.0
                                                                                        --------    ------    --------    --------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES...............................       285.6     289.8       594.2       570.4
- ----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits............................................................        15.8      36.7        66.2        12.0
Equity securities gains.............................................................        59.6       3.9       114.5       138.1
Investment securities gains.........................................................           -       0.6           -         1.1
                                                                                        --------    ------    --------    --------
  Market-driven revenue.............................................................        75.4      41.2       180.7       151.2
Credit card fee revenue.............................................................       213.6     193.9       404.8       376.2
Service charges and commissions.....................................................       115.5     104.2       223.4       205.5
Fiduciary and investment management fees............................................        49.3      49.3       100.9       101.7
Other income........................................................................        33.9      40.2        48.0        96.1
                                                                                        --------    ------    --------    --------
          Total.....................................................................       487.7     428.8       957.8       930.7
- ----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits......................................................       229.4     212.9       461.2       420.3
Occupancy expense of premises, net..................................................        37.9      35.7        74.3        70.5
Equipment rentals, depreciation and maintenance.....................................        32.4      32.3        63.8        85.6
Other expense.......................................................................       188.0     179.7       366.5       368.7
                                                                                        --------    ------    --------    --------
          Total.....................................................................       487.7     460.6       965.8       945.1
- ----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES..........................................................       285.6     258.0       586.2       556.0
Applicable income taxes.............................................................        98.2      89.3       203.7       193.5
                                                                                        --------    ------    --------    --------
NET INCOME..........................................................................    $  187.4    $168.7    $  382.5    $  362.5
                                                                                        ========    ======    ========    ========
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY..............................    $  177.4    $150.4    $  362.5    $  330.4
                                                                                        ========    ======    ========    ========
- ----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  NET INCOME-PRIMARY................................................................    $   1.95    $ 1.71    $   3.98    $   3.76
  NET INCOME-FULLY DILUTED..........................................................    $   1.90    $ 1.67    $   3.88    $   3.67
- ----------------------------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES TO STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------------------------
Six Months Ended June 30 (In millions)                                                          1995        1994
- ----------------------------------------------------------------------------------------------------------------
Stockholders' Equity
Balance, beginning of period................................................................  $4,533      $4,264
 Net income.................................................................................     383         363
 Issuance of common stock...................................................................      13           5
 Issuance of treasury stock.................................................................      29          19
 Treasury stock purchases...................................................................     (73)        (16)
 Other......................................................................................       5          (2)
                                                                                              ------     -------
                                                                                               4,890       4,633
 Cash dividends declared on preferred stock.................................................     (20)        (32)
 Cash dividends declared on common stock....................................................     (99)        (77)
                                                                                              ------   ---------

                                                                            1995       1994
- --------------------------------------------------------------------------------------------
 Rate per common share for period                                          $1.10       $0.90
- --------------------------------------------------------------------------------------------

Balance, end of period......................................................................  $4,771      $4,524
                                                                                              ======      ======
- ----------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
- -------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30 (In millions)                                                             1995        1994
- -------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................................................  $     383   $     363
Adjustments to reconcile net income to net cash provided by (used in) operating activities
 Depreciation and amortization..............................................................         82          89
 Provision for credit losses................................................................        135          93
 Equity securities gains....................................................................       (115)       (138)
 Net (increase) decrease in net derivative product balances.................................        (34)        244
 Net (increase) in trading account assets...................................................     (2,739)       (501)
 Net (increase) in accrued income receivable................................................        (49)        (37)
 Net decrease in other assets...............................................................        221         226
 Interest income from Brazilian debt restructuring..........................................         (1)        (14)
 Other noncash adjustments..................................................................        (40)       (125)
                                                                                              ---------   ---------
 Total adjustments..........................................................................     (2,540)       (163)

Net cash provided by (used in) operating activities.........................................     (2,157)        200
- -------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) in federal funds sold and securities under resale agreements.................       (972)     (4,891)
Purchase of investment securities--available for sale.......................................     (1,228)       (548)
Purchase of debt investment securities--held to maturity....................................        (97)       (100)
Purchase of venture capital investments.....................................................       (118)        (55)
Proceeds from maturities of debt securities--available for sale.............................        990         630
Proceeds from maturities of debt securities--held to maturity...............................         98          30
Proceeds from sales of debt securities--available for sale..................................        167          27
Proceeds from sales of equity securities--available for sale................................          1           1
Proceeds from sales of venture capital investments..........................................        326         231
Net (increase) in credit card receivables...................................................     (1,556)       (677)
Credit card receivables securitized.........................................................      2,286       1,000
Net (increase) in loans of bank subsidiaries................................................     (1,402)     (1,134)
Loans made to customers and purchased from others by nonbank subsidiaries...................       (178)       (430)
Principal collected on and proceeds from sale of loans by nonbank subsidiaries..............        161         446
Loan recoveries.............................................................................         35          44
Purchases of premises and equipment.........................................................        (86)        (94)
Proceeds from sales of premises and equipment...............................................         27          23
Net cash and cash equivalents due to acquisitions...........................................          -          (4)
                                                                                              ---------   ---------

Net cash (used in) investing activities.....................................................     (1,546)     (5,501)
- -------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in demand and savings deposits...............................................       (717)     (1,340)
Net increase (decrease) in time deposits....................................................        532        (616)
Net increase in deposits in foreign offices.................................................      2,150       2,086
Net increase in federal funds purchased and securities under repurchase agreements..........      2,684       3,953
Proceeds from other funds borrowed..........................................................    116,665     116,917
Repayment of other funds borrowed...........................................................   (116,528)   (114,852)
Proceeds from issuance of long-term debt....................................................          2         202
Repayment of long-term debt.................................................................         (2)         (7)
Net (decrease) in other liabilities.........................................................       (267)        (31)
Dividends paid..............................................................................       (120)        (97)
Proceeds from issuance of common stock......................................................         14           5
Payment for purchase of treasury stock......................................................        (73)        (16)
Proceeds from reissuance of treasury stock..................................................         15           8
                                                                                              ---------   ---------

Net cash provided by financing activities...................................................      4,355       6,212
- -------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS................................        147         268
- -------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................................................        799       1,179
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................................     12,331       9,953
                                                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................................  $  13,130   $  11,132
                                                                                              =========   =========
- -------------------------------------------------------------------------------------------------------------------

See Note 6 on page 33.

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

- -------------------------------------------------------------------------------
                                                               Six Months Ended
(In millions)                                                       June 30
                                                                 1995     1994
- -------------------------------------------------------------------------------
PRIMARY
  Net income.................................................   $382.5   $362.5
  Preferred stock dividends (1)..............................     20.0     32.1
                                                                ------   ------
  Net income attributable to common
    stockholders' equity.....................................   $362.5   $330.4
                                                                ======   ======
  Average number of common and
    common-equivalent shares.................................     91.1     87.9
                                                                ======   ======
FULLY DILUTED
  Net income.................................................   $382.5   $362.5
  Preferred stock dividends, excluding
    convertible Series B (1).................................     14.3     26.3
                                                                ------   ------
  Fully diluted net income...................................   $368.2   $336.2
                                                                ======   ======
  Average number of shares,
    assuming full dilution...................................     95.0     91.7
                                                                ======   ======
- -------------------------------------------------------------------------------

(1) 1994 results include $4.5 million of additional preferred dividends representing a 3 percent premium over the $150 million par value of the Corporation's Preferred Stock, Series D, that was redeemed on July 1, 1994.


Note 3
- ------

At June 30, 1995, credit card receivables aggregated $5.5 billion. These receivables are available for sale at face value through credit card securitization programs.

Note 4
- ------

The accelerated asset disposition portfolio was established in September 1992. Nonperforming assets in this portfolio totaled $27 million at June 30, 1995, compared with $37 million at year-end 1994 and $42 million a year ago.

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

At June 30, 1995, the recorded investment in loans considered impaired under SFAS No. 114 was $112 million, which required a related allowance for credit losses of $22 million.

The Corporation retained its prior method of recognizing interest and applying cash payments received with respect to impaired loans. The average recorded investment in impaired loans for the quarter ended June 30, 1995, was approximately $118 million and $114 million year to date. The Corporation recognized interest income associated with impaired loans of $3 million during the second quarter and $4 million year to date.

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

Loans of $3.3 million and $11.0 million were transferred to other real estate in the first six months of 1995 and 1994, respectively.

Loans of $15 million were reclassified from other assets to loans as of January 1, 1995, as a result of the Corporation's adoption of SFAS No. 114. See Note 5 above for further information.

Note 7
- ------

The ratio of income to fixed charges for the six months ended June 30, 1995, excluding interest on deposits was 1.7x, and including interest on deposits was 1.4x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.


Note 8
- ------

The Corporation and NBD Bancorp, Inc. (NBD) entered into an Agreement and Plan of Merger, dated July 11, 1995, pursuant to which the Corporation will merge with and into NBD. The name of the combined companies will be First Chicago NBD Corporation (FCNBD).

It is anticipated that the merger will be accounted for as a pooling-of-interests and that it will be consummated by early 1996, pending approvals of stockholders of the Corporation and NBD, regulatory approvals, and other customary conditions of closing.

Pursuant to the merger agreement, at the effective time of the merger, common stockholders of First Chicago will receive 1.81 shares of common stock of FCNBD in exchange for each outstanding share of First Chicago common stock. Each share of common stock of NBD will remain outstanding after the merger and represent one share of FCNBD.

At the effective time of the merger, each share of First Chicago's outstanding series of preferred stock will be exchanged for one share of FCNBD preferred stock with terms substantially identical to those of the existing First Chicago preferred stock.

In connection with the execution of the merger agreement, First Chicago granted NBD an option to purchase, under certain circumstances, up to 19.9 percent of First Chicago's outstanding shares of common stock. NBD also granted First Chicago an option to purchase, under certain circumstances, up to 19.9 percent of NBD's outstanding shares of common stock.


Note 9
- ------

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


FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

- --------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES

Investment securities included in the consolidated balance sheet as of June 30, 1995, were as follows.

- --------------------------------------------------------------------------------------------------------------
                                              Book         Cost        Unrealized       Unrealized        Fair
(In millions)                                Value        Basis             Gains           Losses       Value
- --------------------------------------------------------------------------------------------------------------
U.S. government and federal agency
    Held to maturity......................  $  360       $  360              $  3              $ 2      $  361
    Available for sale....................     469          470                 -                1         469
                                            ------       ------              ----              ---      ------
  Total...................................     829          830                 3                3         830

States and political subdivisions
    Held to maturity......................     163          163                 6                -         169
    Available for sale....................       -            -                 -                -           -
                                            ------       ------              ----              ---      ------
  Total...................................     163          163                 6                -         169

Other bonds, notes and debentures
    Held to maturity......................      29           29                 -                -          29
    Available for sale....................       4            4                 -                -           4
                                            ------       ------              ----              ---      ------
  Total...................................      33           33                 -                -          33

Equity securities (1)
    Venture capital.......................   1,327          948               460               81       1,327
    Available for sale (2)................     231          230                 1                -         231
                                            ------       ------              ----              ---      ------
  Total...................................   1,558        1,178               461               81       1,558

Total investment securities...............  $2,583       $2,204              $470              $84      $2,590
                                            ======       ======              ====              ===      ======
- --------------------------------------------------------------------------------------------------------------

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

- ----------------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended June 30, 1995           Three Months Ended June 30, 1994
                                              -----------------------------------        -----------------------------------
                                                        Credit Card                                Credit Card
(In millions)                                 Reported  Securitizations  Adjusted        Reported  Securitizations  Adjusted
- ----------------------------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis......................   $   365      $  166        $   531         $   339      $  127        $   466
Provision for credit
  losses....................................        70          78            148              43          62            105
Noninterest income..........................       488         (88)           400             429         (65)           364
Noninterest expense.........................       488           -            488             461           -            461
Net income..................................       187           -            187             169           -            169

Assets--quarter-end.........................   $75,328      $7,986        $83,314         $64,089      $5,617        $69,706
      --average.............................    76,076       6,896         82,972          60,490       5,106         65,596
- ----------------------------------------------------------------------------------------------------------------------------


- ----------------------------------------------------------------------------------------------------------------------------
                                                Six Months Ended June 30, 1995             Six Months Ended June 30, 1994
                                              -----------------------------------        -----------------------------------
                                                        Credit Card                                Credit Card
(In millions)                                 Reported  Securitizations  Adjusted        Reported  Securitizations  Adjusted
- ----------------------------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis......................   $   745      $  304        $ 1,049         $   674      $  250        $   924
Provision for credit
  losses....................................       135         140            275              93         118            211
Noninterest income..........................       958        (164)           794             931        (132)           799
Noninterest expense.........................       966           -            966             945           -            945
Net income..................................       383           -            383             363           -            363

Assets--quarter-end.........................   $75,328      $7,986        $83,314         $64,089      $5,617        $69,706
      --average.............................    72,964       6,461         79,425          60,982       4,977         65,959
- ----------------------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
- -----------------------------------------------------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES
- -----------------------------------------------------------------------------------------------------------------
(In millions)                                          June 30   March 31   December 31   September 30    June 30
                                                         1995      1995         1994          1994         1994
- -----------------------------------------------------------------------------------------------------------------
Balance, beginning of quarter
 Commercial..........................................  $   529   $    516        $  520        $   502   $    507
 Consumer............................................      225        207           163            179        203
                                                       -------   --------        ------        -------   --------
    Total balance, beginning of quarter..............      754        723           683            681        710
- -----------------------------------------------------------------------------------------------------------------

Provision for credit losses
 Commercial..........................................        8          7             5              5        (14)
 Consumer............................................       62         58            71             50         57
                                                       -------   --------        ------        -------   --------
    Total provision for credit losses................       70         65            76             55         43
- -----------------------------------------------------------------------------------------------------------------

Charge-offs
 Commercial
  Domestic
   Commercial........................................        2          2             6              7          2
   Real estate.......................................        3          5             4              4         12
   Other.............................................       --         --             1              2         --
  Foreign, including TCD.............................       --          1             2             --         --
 Consumer
   Credit card.......................................       50         55            41             39         49
   Other.............................................        4          3             3              4          2
                                                       -------   --------        ------        -------   --------
    Total charge-offs................................       59         66            57             56         65
- -----------------------------------------------------------------------------------------------------------------

Recoveries
 Commercial
  Domestic
   Commercial........................................        3          9             3              3          3
   Real estate.......................................       --          2            --             --          1
   Other.............................................        2          1             1             --          1
  Foreign, including TCD.............................       --          2            --              7         18
 Consumer
   Credit card.......................................        8          7             6              7          7
   Other.............................................        1          1             1              1          1
                                                       -------   --------        ------        -------   --------
    Total recoveries.................................       14         22            11             18         31
- -----------------------------------------------------------------------------------------------------------------

Net charge-offs/(recoveries)
 Commercial..........................................       --         (6)            9              3         (9)
 Consumer............................................       45         50            37             35         43
                                                       -------   --------        ------        -------   --------
    Total net charge-offs/(recoveries)...............       45         44            46             38         34
- -----------------------------------------------------------------------------------------------------------------

Other
 Commercial..........................................       --         --            --             16         --
 Consumer............................................      (90)        10            10            (31)       (38)
                                                       -------   --------        ------        -------   --------
    Total............................................      (90)        10            10            (15)       (38)
- -----------------------------------------------------------------------------------------------------------------

Balance, end of quarter
 Commercial..........................................      537        529           516            520        502
 Consumer............................................      152        225           207            163        179
                                                       -------   --------        ------        -------   --------
    Total balance, end of quarter....................  $   689   $    754        $  723        $   683   $    681
                                                       =======   ========        ======        =======   ========
- -----------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
- ----------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
- ----------------------------------------------------------------------------------------------------------------------------
(Three Months Ended)                                            June 30, 1995                         March 31, 1995
- ----------------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)             Average               Average        Average                  Average
(Dollars in millions)                                  Balance   Interest       Rate        Balance     Interest        Rate
- ----------------------------------------------------------------------------------------------------------------------------
Assets
Due from banks--interest-bearing (1).................  $ 9,449   $  150.1       6.37%       $ 8,602     $  131.6        6.20%
Federal funds sold and securities under resale
 agreements..........................................   15,899      238.7       6.02         16,778        240.8        5.82
Trading account assets...............................    6,434      102.8       6.41          5,226         89.3        6.93
Investment securities
  U.S. government and federal agency.................    1,043       15.5       5.96            758         10.2        5.46
  States and political subdivisions..................      170        4.4      10.38            174          3.9        9.09
  Other..............................................    1,632        7.9       1.94          1,648          8.7        2.14
- ----------------------------------------------------------------------------------------------------------------------------
  Total investment securities........................    2,845       27.8       3.92          2,580         22.8        3.58

Loans (2)(3)
  Domestic offices...................................   24,368      562.3       9.54         24,276        577.2        9.94
  Foreign offices....................................    1,777       35.3       7.97          1,758         31.4        7.24
- ----------------------------------------------------------------------------------------------------------------------------
Total loans..........................................   26,145      597.6       9.43         26,034        608.6        9.75
- ----------------------------------------------------------------------------------------------------------------------------
  Total earning assets (4)...........................   60,772    1,117.0       7.37         59,220      1,093.1        7.49
Cash and due from banks--noninterest-bearing.........    4,383                                3,992
Allowance for credit losses..........................     (720)                                (731)
Other assets.........................................   11,641                                7,371
- ----------------------------------------------------------------------------------------------------------------------------

Total assets.........................................  $76,076                              $69,852
                                                       =======                              =======
- ----------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings............................................  $ 8,777   $   66.9       3.06%       $ 7,874     $   57.3        2.95%
  Time...............................................    5,744       91.3       6.38          5,607         82.0        5.93
  Foreign offices (5)................................   12,604      183.5       5.84         11,051        154.7        5.68
- ----------------------------------------------------------------------------------------------------------------------------
    Total deposits--interest-bearing.................   27,125      341.7       5.05         24,532        294.0        4.86
Federal funds purchased and securities under
 repurchase agreements...............................   15,420      231.9       6.03         16,383        236.1        5.84
Other funds borrowed.................................    8,962      132.0       5.91          8,564        137.4        6.51
Long-term debt.......................................    2,271       46.0       8.12          2,273         45.9        8.19
- ----------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities.................   53,778      751.6       5.61         51,752        713.4        5.59
Demand deposits......................................    6,837                                6,956
Other liabilities....................................   10,748                                6,555
Preferred stock......................................      611                                  611
Common stockholders' equity..........................    4,102                                3,978
- ----------------------------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity.......  $76,076                              $69,852
                                                       =======                              =======
Interest income/earning assets.......................            $1,117.0       7.37%                   $1,093.1        7.49%
Interest expense/earning assets......................               751.6       4.96                       713.4        4.89
- ----------------------------------------------------------------------------------------------------------------------------------

Net interest margin..................................            $  365.4       2.41%                   $  379.7        2.60%
                                                                 ========       ====                    ========        ====

 (1) Principally balances in overseas offices.
 (2) Rates are calculated on average lease-financing receivables balances reduced by deferred liability for taxes.
 (3) Nonperforming loans are included in average balances used to determine rates.
 (4) Includes a tax-equivalent adjustment based on a 35% federal income tax rate. The tax-equivalent adjustment for the three months ended
     June 30, 1995, was $9.8 million, compared with $6.1 million, $7.0 million, $6.4 million and $5.9 million for the three months ended March 31, 1995, December 31, 1994, September 30, 1994, and June 30, 1994, respectively.
 (5) Includes International Banking Facilities deposit balances in domestic offices and balances of Edge Act and overseas offices.

- ------------------------------------------------------------------------------------------
      December 31, 1994                  September 30, 1994          June 30, 1994
- ------------------------------------------------------------------------------------------
Average               Average   Average              Average  Average              Average
Balance     Interest     Rate   Balance   Interest      Rate  Balance   Interest      Rate
- ------------------------------------------------------------------------------------------
$ 7,823       $106.4     5.40%  $ 8,029     $ 97.8      4.83% $ 7,556     $ 82.5      4.38%

 16,457        215.2     5.19    15,102      175.3      4.61   13,287      133.7      4.04
  5,084         86.5     6.75     5,044       76.6      6.03    4,342       56.9      5.26

    795         10.2     5.09       801        9.5      4.71      518        5.6      4.34
    186          4.1     8.75       189        4.3      9.03      141        3.2      9.10
  1,648          7.8     1.88     1,577        6.5      1.64    1,680        8.6      2.05
- ------------------------------------------------------------------------------------------
  2,629         22.1     3.34     2,567       20.3      3.14    2,339       17.4      2.98

 22,669        485.1     8.77    21,776      459.2      8.65   21,166      428.9      8.41
  1,666         31.1     7.40     1,708       21.4      4.97    1,774       44.3     10.02
- ------------------------------------------------------------------------------------------
 24,335        516.2     8.67    23,484      480.6      8.37   22,940      473.2      8.54
- ------------------------------------------------------------------------------------------
 56,328        946.4     6.67    54,226      850.6      6.22   50,464      763.7      6.07
  4,170                           4,073                         4,222
   (692)                           (695)                         (711)
  8,733                           8,446                         6,515
- ------------------------------------------------------------------------------------------
$68,539                         $66,050                       $60,490
=======                         =======                       =======
- ------------------------------------------------------------------------------------------

$ 7,794       $ 52.6     2.68%  $ 8,174     $ 49.8   2.42%    $ 8,018      $ 44.9     2.25%
  4,847         57.1     4.67     4,721       46.9   3.94       4,435        34.2     3.09
 10,188        129.1     5.03     9,509      107.2   4.47       9,553       103.8     4.36
- ------------------------------------------------------------------------------------------
 22,829        238.8     4.15    22,404      203.9   3.61      22,006       182.9     3.33

 14,252        184.8     5.14    13,085      149.6   4.54      11,140       110.0     3.96
  9,605        138.2     5.71     8,962      112.8   4.99       8,146        90.8     4.47
  2,271         44.4     7.76     2,271       43.5   7.60       2,267        41.3     7.31
- ------------------------------------------------------------------------------------------
 48,957        606.2     4.91    46,722      509.8   4.33      43,559       425.0     3.91
  7,104                           7,005                         7,003
  7,936                           7,897                         5,504
    611                             611                           761
  3,931                           3,815                         3,663
- ------------------------------------------------------------------------------------------
$68,539                         $66,050                       $60,490
=======                         =======                       =======
              $946.4     6.67%              $850.6   6.22%                 $763.7     6.07%
               606.2     4.27                509.8   3.73                   425.0     3.38
- ------------------------------------------------------------------------------------------
              $340.2     2.40%              $340.8   2.49%                 $338.7     2.69%
              ======     ====               ======   ====                  ======     ====

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
- ----------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
- ----------------------------------------------------------------------------------------------------------------------
(Six Months Ended June 30)                                               1995                        1994
- ----------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                   Average             Average   Average             Average
(Dollars in millions)                                        Balance   Interest     Rate   Balance   Interest     Rate
- ----------------------------------------------------------------------------------------------------------------------
Assets
Due from banks--interest-bearing (1).......................  $ 9,025   $  281.7     6.29%  $ 7,765   $  157.5     4.09%
Federal funds sold and securities under resale agreements..   16,339      479.5     5.92    12,516      224.7     3.62
Trading account assets.....................................    5,830      192.1     6.64     4,507      116.4     5.21
Investment securities
  U.S. government and federal agency.......................      900       25.7     5.76       655       13.0     4.00
  States and political subdivisions........................      172        8.3     9.73       146        6.5     8.98
  Other....................................................    1,640       16.6     2.04     1,673       15.4     1.86
- ----------------------------------------------------------------------------------------------------------------------
  Total investment securities..............................    2,712       50.6     3.76     2,474       34.9     2.84

Loans (2)(3)
  Domestic offices.........................................   24,322    1,139.5     9.74    20,904      843.2     8.42
  Foreign offices..........................................    1,768       66.7     7.61     1,810       70.5     7.85
- ----------------------------------------------------------------------------------------------------------------------
Total loans................................................   26,090    1,206.2     9.59    22,714      913.7     8.37
- ----------------------------------------------------------------------------------------------------------------------
    Total earning assets (4)...............................   59,996    2,210.1     7.43    49,976    1,447.2     5.84
Cash and due from banks--noninterest-bearing...............    4,188                         4,240
Allowance for credit losses................................     (726)                         (702)
Other assets...............................................    9,506                         7,468
- ----------------------------------------------------------------------------------------------------------------------

Total assets...............................................  $72,964                       $60,982
                                                             =======                       =======
- ----------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings..................................................  $ 8,325   $  124.2     3.01%  $ 8,059   $   86.2     2.16%
  Time.....................................................    5,676      173.3     6.16     4,592       63.8     2.80
  Foreign offices (5)......................................   11,827      338.2     5.77     9,448      186.8     3.99
- ----------------------------------------------------------------------------------------------------------------------
    Total deposits--interest-bearing.......................   25,828      635.7     4.96    22,099      336.8     3.07
Federal funds purchased and securities under repurchase
  agreements...............................................   15,902      468.0     5.93    10,912      191.8     3.54
Other funds borrowed.......................................    8,763      269.4     6.20     7,709      162.2     4.24
Long-term debt.............................................    2,272       91.9     8.16     2,239       82.2     7.40
- ----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities.......................   52,765    1,465.0     5.60    42,959      773.0     3.63
Demand deposits............................................    6,897                         7,089
Other liabilities..........................................    8,651                         6,532
Preferred stock............................................      611                           761
Common stockholders' equity................................    4,040                         3,641
- ----------------------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity.............  $72,964                       $60,982
                                                             =======                       =======
Interest income/earning assets.............................            $2,210.1     7.43%            $1,447.2     5.84%
Interest expense/earning assets............................             1,465.0     4.93                773.0     3.12
- ----------------------------------------------------------------------------------------------------------------------

Net interest margin........................................            $  745.1     2.50%            $  674.2     2.72%
                                                                       ========     ====             ========     ====

 (1)  Principally balances in overseas offices.
 (2) Rates are calculated on average lease-financing receivables balances reduced by deferred liability for taxes.
 (3) Nonperforming loans are included in average balances used to determine rates.
 (4) Includes tax-equivalent adjustments of $15.9 and $10.8 million based on a 35% federal income tax rate for the six months ended June 30, 1995 and 1994, respectively.
 (5) Includes International Banking Facilities deposit balances in domestic offices and balances of Edge Act and overseas offices.


FIRST CHICAGO CORPORATION AND SUBSIDIARIES
FIVE-QUARTER CONSOLIDATED INCOME STATEMENT
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                            Three Months Ended
                                                                           June 30   March 31     Dec. 31    Sept. 30   June 30
(Dollars in millions, except per share data)                                  1995       1995        1994        1994      1994
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans.............................................   $  593.4   $  604.9     $ 512.4     $ 476.9   $ 470.3
Interest on bank balances..............................................      150.1      131.6       106.4        97.8      82.5
Interest on federal funds sold and securities under resale agreements..      238.7      240.8       215.2       175.3     133.7
Interest on trading account assets.....................................      102.1       88.7        85.9        76.0      56.7
Interest on investment securities (including dividends)................       22.9       21.0        19.5        18.2      14.6
                                                                          --------   --------     -------     -------   -------
          Total........................................................    1,107.2    1,087.0       939.4       844.2     757.8
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits...................................................      341.7      294.0       238.8       203.9     182.9
Interest on federal funds purchased and securities under repurchase
 agreements............................................................      231.9      236.1       184.8       149.6     110.0
Interest on other funds borrowed.......................................      132.0      137.4       138.2       112.8      90.8
Interest on long-term debt.............................................       46.0       45.9        44.4        43.5      41.3
                                                                          --------   --------     -------     -------   -------
          Total........................................................      751.6      713.4       606.2       509.8     425.0
- -------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME....................................................      355.6      373.6       333.2       334.4     332.8
Provision for credit losses............................................       70.0       65.0        76.0        55.0      43.0
                                                                          --------   --------     -------     -------   -------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES..................      285.6      308.6       257.2       279.4     289.8
- -------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits...............................................       15.8       50.4        12.1        41.6      36.7
Equity securities gains................................................       59.6       54.9        70.5        20.0       3.9
Investment securities gains (losses)...................................          -          -         2.3        (2.2)      0.6
                                                                          --------   --------     -------     -------   -------
     Market-driven revenue.............................................       75.4      105.3        84.9        59.4      41.2
Credit card fee revenue................................................      213.6      191.2       234.8       221.1     193.9
Service charges and commissions........................................      115.5      107.9       103.6       112.8     104.2
Fiduciary and investment management fees...............................       49.3       51.6        48.9        48.6      49.3
Other income...........................................................       33.9       14.1        16.6        13.2      40.2
                                                                          --------   --------     -------     -------   -------
          Total........................................................      487.7      470.1       488.8       455.1     428.8
- -------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits.........................................      229.4      231.8       223.5       225.1     212.9
Occupancy expense of premises, net.....................................       37.9       36.4        34.8        32.0      35.7
Equipment rentals, depreciation and maintenance........................       32.4       31.4        36.7        35.1      32.3
Other expense..........................................................      188.0      178.5       187.1       199.2     179.7
                                                                          --------   --------     -------     -------   -------
          Total........................................................      487.7      478.1       482.1       491.4     460.6
- -------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES.............................................      285.6      300.6       263.9       243.1     258.0
  Applicable income taxes..............................................       98.2      105.5        90.5        89.3      89.3
                                                                          --------   --------     -------     -------   -------
NET INCOME.............................................................   $  187.4   $  195.1     $ 173.4     $ 153.8   $ 168.7
                                                                          ========   ========     =======     =======   =======
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY.................   $  177.4   $  185.1     $ 163.3     $ 143.8   $ 150.4
                                                                          ========   ========     =======     =======   =======
- -------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Net Income - Primary.................................................   $   1.95   $   2.03     $  1.76     $  1.54   $  1.71
  Net Income - Fully diluted...........................................   $   1.90   $   1.98     $  1.72     $  1.51   $  1.67
- -------------------------------------------------------------------------------------------------------------------------------
Average number of common and common-equivalent shares (in millions)....       91.2       91.0        92.9        93.4      88.0
Average number of shares, assuming full dilution (in millions).........       95.1       94.8        96.7        97.1      91.8
Average full-time-equivalent staff.....................................     17,338     17,304      17,270      17,727    17,366
- -------------------------------------------------------------------------------------------------------------------------------


FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                      1995                       1994
- ------------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)                             June 30    March 31   December 31   September 30   June 30
- ------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME DATA
Actual
  Net interest income--tax-equivalent basis...........................  $   365.4   $  379.7       $ 340.2        $ 340.8   $ 338.7
  Average earning assets..............................................     60,772     59,220        56,328         54,226    50,464
  Net interest margin.................................................       2.41%      2.60%         2.40%          2.49%     2.69%
Adjusted (1)
  Net interest income--tax-equivalent basis...........................  $   528.6   $  513.7       $ 486.5        $ 485.5   $ 463.7
  Average earning assets..............................................     56,985     53,766        51,562         50,046    47,382
  Net interest margin.................................................       3.72%      3.87%         3.74%          3.85%     3.93%
- ------------------------------------------------------------------------------------------------------------------------------------
AT QUARTER-END
BALANCE SHEET DATA
Assets................................................................  $  75,328   $ 72,378       $65,900        $65,747   $64,089
Loans.................................................................     26,517     27,018        25,947         23,817    23,680
Deposits..............................................................     33,764     32,191        31,666         29,670    28,577
Long-term debt........................................................      2,271      2,272         2,271          2,272     2,269
Common stockholders' equity...........................................      4,160      4,057         3,922          3,930     3,763
Stockholders' equity..................................................      4,771      4,668         4,533          4,541     4,524
- ------------------------------------------------------------------------------------------------------------------------------------
CAPITAL DATA (2)
Common equity/assets..................................................        6.1%       6.2%          6.6%           6.6%      6.5%
Regulatory leverage ratio (3).........................................        7.0        7.7           7.5            7.8       8.0
Risk-based capital (3)
  Tier 1 capital ratio................................................        8.8        8.6           8.8            9.2       8.9
  Total capital ratio.................................................       13.1       13.0          13.4           13.9      13.8
  Tier 1 capital......................................................  $   4,567   $  4,460       $ 4,325        $ 4,319   $ 4,148
  Total capital.......................................................      6,783      6,736         6,566          6,561     6,424
- ------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
FOR THE QUARTER ENDED
Net income as a percentage of:
  Average stockholders' equity........................................       15.9%      17.2%         15.1%          13.8%     15.3%
  Average common stockholders' equity.................................       17.3       18.9          16.5           15.0      16.5
  Average total assets................................................       0.99       1.13          1.00           0.92      1.12
  Average earning assets..............................................       1.24       1.34          1.22           1.13      1.34
Stockholders' equity as a percentage of:
  Total assets........................................................        6.3        6.4           6.9            6.9       7.1
  Total loans.........................................................       18.0       17.3          17.5           19.1      19.1
  Total deposits......................................................       14.1       14.5          14.3           15.3      15.8
Average stockholders' equity as a percentage of:
  Average assets......................................................        6.2        6.6           6.6            6.7       7.3
  Average loans.......................................................       18.0       17.6          18.7           18.8      19.3
  Average deposits....................................................       13.9       14.6          15.2           15.1      15.3
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA
FOR THE QUARTER ENDED
Market price
  High................................................................  $  61 7/8   $ 51 3/8       $50 1/4        $52 1/4   $55 1/2
  Low.................................................................   49 15/16     45            42 5/8         45 1/2    46 5/8
  At quarter-end......................................................     59 7/8     50 1/8        47 3/4         45 7/8    48 1/8
Price earnings ratio..................................................        8.2        7.1           6.8            6.5       5.5
Book value............................................................  $   46.37   $  45.16       $ 43.65        $ 42.79   $ 43.40
Market price/book value...............................................        129%       111%          109%           107%      111%
Dividends declared on common stock....................................  $    0.55   $   0.55       $  0.55        $  0.50   $  0.50
- ------------------------------------------------------------------------------------------------------------------------------------

(1) Adjusted to exclude impact of securitization of credit card receivables and the activities of FCCM, the Corporation's capital markets subsidiary.
(2) Net of investment in FCCM.
(3) June 30, 1994, excludes $150 million of Preferred Stock, Series D, that was redeemed on July 1, 1994.

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1995

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

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995.


          Class                                 Number of Shares Outstanding
- -------------------------                       ----------------------------

Common Stock $5 par value                                  89,470,319

                        FORM 10-Q CROSS-REFERENCE INDEX

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1. Financial Statements

                                                                 Page
                                                                ------

Consolidated Balance Sheet --
  June 30, 1995 and 1994, and December 31, 1994                     28

Consolidated Income Statement --
  Three and Six Months Ended June 30, 1995 and 1994                 29

Consolidated Statement of Changes in Stockholders' Equity --
  Six Months Ended June 30, 1995 and 1994                           30

Consolidated Statement of Cash Flows --
  Six Months Ended June 30, 1995 and 1994                           31

Notes to Consolidated Financial Statements                       32-34

Selected Statistical Information                                   1,
                                                                20-22,
                                                                35-42

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       1-27


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. Legal Proceedings                                           45

ITEM 2. Changes in Securities                                       45

ITEM 3. Defaults Upon Senior Securities                             45

ITEM 4. Submission of Matters to a Vote of Security Holders         45

ITEM 5. Other Information                                           45

ITEM 6. Exhibits and Reports on Form 8-K                            45



Signatures                                                          46


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

ITEM 5. Other Information
- -------------------------

        None

ITEM 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

    (a) Exhibit 12   Statements re computation of ratios

        Exhibit 27   Financial Data Schedules

    (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1995.

        Date                 Item Reported
        ----                 -------------

        4/17/95    The Registrant's earnings for the quarter ended
                   March 31, 1995.

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



Date    August 10, 1995                    Richard L. Thomas
     ---------------------          ------------------------------
                                           Richard L. Thomas
                                         Chairman of the Board



Date    August 10, 1995                   William J. Roberts
     ---------------------          ------------------------------
                                          William J. Roberts
                                     Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number             Description of Exhibit                Page
- --------------             ----------------------                ----

     12  -                 Statement re computation of ratios     48

     27  -                 Financial Data Schedules               49