Form 10-Q
period 1995-09-30
FIRST CHICAGO CORP
filed 1995-11-13
CIK 36161

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
FINANCIAL SUPPLEMENT AND FORM 10-Q

CONTENTS
----------------------------------------------------------
FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION   1


BUSINESS SEGMENTS                                        2


EARNINGS ANALYSIS                                        7


LIQUIDITY RISK MANAGEMENT                               12


MARKET RISK MANAGEMENT                                  13


CREDIT RISK MANAGEMENT                                  18


DERIVATIVE FINANCIAL INSTRUMENTS                        22


CAPITAL MANAGEMENT                                      24


CONSOLIDATED FINANCIAL STATEMENTS                       27


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              31


SELECTED STATISTICAL INFORMATION                        34


FORM 10-Q                                               42



------------------------------------------------------------------------------------------------------------------------------------
F I V E - Q U A R T E R   S U M M A R Y  O F  S E L E C T E D  F I N A N C I A L  I N F O R M A T I O N
First Chicago Corporation and Subsidiaries
-----------------------------------------------------------------------------------------------------------------------------
                                                                   September     June        March     December     September
(Dollars in millions, except per share data)                          1995       1995         1995       1994         1994
-----------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA FOR THE QUARTER
Net interest income..............................................    $ 361.0     $355.6      $ 373.6      $ 333.2     $ 334.4
Tax-equivalent adjustment........................................       14.2        9.8          6.1          7.0         6.4
                                                                     -------     ------      -------      -------     -------
Net interest income--tax-equivalent basis........................      375.2      365.4        379.7        340.2       340.8
Provision for credit losses......................................      100.0       70.0         65.0         76.0        55.0
Noninterest income...............................................      559.0      487.7        470.1        488.8       455.1
Noninterest expense..............................................      502.5      487.7        478.1        482.1       491.4
Net income.......................................................      207.2      187.4        195.1        173.4       153.8
-----------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
Net income - Primary.............................................    $  2.18      $1.95      $  2.03      $  1.76     $  1.54
Net income - Fully diluted.......................................       2.12       1.90         1.98         1.72        1.51
-----------------------------------------------------------------------------------------------------------------------------
AT QUARTER-END
Assets...........................................................    $75,747    $75,328      $72,378      $65,900     $65,747
Loans............................................................     27,663     26,517       27,018       25,947      23,817
Deposits.........................................................     33,235     33,764       32,191       31,666      29,670
Long-term debt...................................................      2,274      2,271        2,272        2,271       2,272
Common stockholders' equity......................................      4,213      4,160        4,057        3,922       3,930
Stockholders' equity.............................................      4,704      4,771        4,668        4,533       4,541
-----------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Assets...........................................................    $76,160    $76,076      $69,852      $68,539     $66,050
Loans............................................................     26,607     26,145       26,034       24,335      23,484
Earning assets...................................................     63,136     60,772       59,220       56,328      54,226
Deposits.........................................................     34,658     33,962       31,488       29,933      29,409
Common stockholders' equity......................................      4,179      4,102        3,978        3,931       3,815
Stockholders' equity.............................................      4,749      4,713        4,589        4,542       4,426
-----------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on stockholders' equity...................................       17.3%      16.0%        17.2%        15.1%       13.8%
Return on common stockholders' equity............................       18.8       17.4         18.9         16.5        15.0
Return on assets.................................................       1.08       0.99         1.13         1.00        0.92
-----------------------------------------------------------------------------------------------------------------------------
CAPITAL DATA (1)
Common-equity-to-assets ratio....................................        6.1%       6.1%         6.2%         6.6%        6.6%
Regulatory leverage ratio........................................        6.9        7.0          7.7          7.5         7.8
Risk-based capital
  Tier 1 ratio...................................................        8.4        8.8          8.6          8.8         9.2
  Total capital ratio............................................       12.5       13.1         13.0         13.4        13.9
  Tier 1 capital.................................................    $ 4,502    $ 4,567      $ 4,460      $ 4,325    $  4,319
  Total capital..................................................      6,685      6,783        6,736        6,566       6,561
-----------------------------------------------------------------------------------------------------------------------------
COMMON SHARE AND STOCKHOLDER DATA FOR THE QUARTER ENDED
Market price (at quarter-end)....................................    $68 5/8    $59 7/8      $50 1/8      $47 3/4    $ 45 7/8
Book value (at quarter-end)......................................      47.71      46.37        45.16        43.65       42.79
Dividends declared per common share..............................       0.60       0.55         0.55         0.55        0.50
Common dividends.................................................         53         50           49           50          46
Preferred dividends..............................................          9         10           10           10          10
Dividend payout ratio............................................       27.5%      28.2%        27.1%        31.3%       32.5%
Average number of common and common-equivalent shares
  (in millions)..................................................       90.6       91.2         91.0         92.9        93.4
Average number of shares, assuming full dilution (in millions)...       94.5       95.1         94.8         96.7        97.1
-----------------------------------------------------------------------------------------------------------------------------
(1) Net of investment in First Chicago Capital Markets, Inc.

BUSINESS SEGMENTS
------------------------------------------------------------------------------------------------------
Business Segments
------------------------------------------------------------------------------------------------------
                                                      Three Months Ended September 30
                                          Consumer        Corporate        Other        First Chicago
                                           Banking         Banking      Activities(1)    Corporation
                                        ------------- ---------------   -------------   -------------
(Dollars in millions,
 except where noted)                     1995    1994   1995     1994    1995    1994   1995     1994
------------------------------------------------------------------------------------------------------
Net income..........................    $  91   $  81   $  84   $  64   $  32   $   9  $  207   $ 154
Return on common equity.............       29%     33%     13%     11%    N/M     N/M      19%     15%
Average assets (presecuritized)
  (in billions).....................    $19.8   $16.5   $63.0   $54.2   $ 1.2   $ 1.3  $ 84.0   $72.0
Average common equity (in
  billions).........................      1.2     1.0     2.5     2.1     0.5     0.7     4.2     3.8
------------------------------------------------------------------------------------------------------

                                                       Nine Months Ended September 30
                                          Consumer        Corporate        Other        First Chicago
                                           Banking         Banking      Activities(1)    Corporation
                                        -------------  --------------   -------------   -------------
(Dollars in millions,
 except where noted)                     1995    1994   1995     1994    1995    1994   1995     1994
------------------------------------------------------------------------------------------------------
Net income.......................       $ 270   $ 248   $ 219   $ 158   $ 101   $ 110  $ 590    $ 516
Return on common equity..........          31%     37%     11%      9%    N/M     N/M     18%      17%
Average assets (presecuritized)
  (in billions)..................       $18.5   $15.6   $61.3   $51.0   $ 1.1   $ 1.4  $80.9    $68.0
Average common equity (in
   billions).....................         1.1     0.8     2.4     2.0     0.6     0.9    4.1      3.7
------------------------------------------------------------------------------------------------------

(1) Includes results from the accelerated asset disposition portfolio, the venture capital group, certain investment management activities and other special corporate items.
N/M - Not meaningful.

Financial results are aligned by customer segment--Consumer and Corporate--and by major businesses within these categories. The results are derived from the internal profitability reporting system and reflect the allocation of all institutional and overhead items. This system uses a detailed funds transfer methodology and a common equity allocation based on risk elements. To facilitate analysis of trends, Consumer Banking results are presented before securitization of credit card receivables ("presecuritized"). See the discussions of net interest income beginning on page 8 and a reconciliation of reported to presecuritized results on page 35.

--------------------------------------------------------------------------------------
Consumer Banking*
--------------------------------------------------------------------------------------
                                                 Three Months Ended September 30
                                               Credit Card           Community Banking
(Dollars in millions,                       -----------------        -----------------
 except where noted)                         1995      1994 (1)      1995         1994
--------------------------------------------------------------------------------------
Net interest income-tax-equivalent basis..  $ 283     $ 229          $ 95         $ 99
Provision for credit losses...............    182       110             7           11
Noninterest income........................    141       116            58           47
Noninterest expense.......................    124       106           117          131
Net income................................     73        80            18            1
Return on common equity...................     35%       57%           17%           1%
Efficiency ratio (2)......................     29%       31%           76%          90%
Average assets (in billions)..............  $13.4     $10.6          $6.4         $5.9
Average loans (in billions)...............   13.5      10.6           5.3          4.9
Average common equity (in billions).......    0.8       0.6           0.4          0.4
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
                                                 Nine Months Ended September 30
                                               Credit Card           Community Banking
(Dollars in millions,                       -----------------        -----------------
 except where noted)                         1995       1994 (1)     1995         1994
--------------------------------------------------------------------------------------
Net interest income-tax-equivalent basis..   $780      $ 686         $293         $265
Provision for credit losses...............    432        318           16           22
Noninterest income........................    375        319          160          141
Noninterest expense.......................    364        304          359          363
Net income................................    222        235           48           13
Return on common equity...................     39%        60%          15%           4%
Efficiency ratio (2)......................     32%        37%          79%          89%
Average assets (in billions)..............  $12.4      $10.2         $6.1         $5.4
Average loans (in billions)...............   12.6       10.2          5.2          4.5
Average common equity (in billions).......    0.7        0.5          0.4          0.3
--------------------------------------------------------------------------------------

* Contribution from $0.8 billion in Chicago area credit card receivables is split equally between Credit Card and Community Banking.
(1) Starting in 1995, Mileage Plus payments reduce associated revenues. For comparison purposes, 1994 credit card revenue and expense totals have been adjusted by $19 million for the third quarter and $52 million for the first nine months to reflect this change.
(2) Noninterest expense as a percentage of total revenue (net interest income and noninterest income).

CONSUMER BANKING

First Chicago serves local consumers and small businesses through more than 80 retail banking branches. Nationally, it reaches consumers through First Card, which is one of the largest issuers of bank credit cards in the U.S. For the nine months of 1995, Consumer Banking contributed $270 million in earnings, or about half of the Corporation's total. Earnings from this segment were up 9 percent from the first nine months of 1994.

CREDIT CARD

This business segment continued to be the largest single contributor to the Corporation's earnings. Net income was $73 million for the third quarter and $222 million year-to-date. Higher credit costs in 1995 are a key factor in the year-to-year earnings decline. Return on equity for the nine months of 1995 exceeded 38 percent.

Total average managed credit card receivables (including the Chicago card accounts) for the third quarter grew to $13.9 billion, up 26 percent from 1994. Revenue growth for the quarter reflected this volume increase. The provision for credit losses increased significantly in the third quarter due to volume growth and higher incidences of bankruptcies. The rise in expenses reflects the costs of major solicitation initiatives in 1995.

COMMUNITY BANKING

Community Banking had an outstanding third quarter, achieving a 17 percent return on equity. For the nine months of 1995, Community Banking's earnings more than tripled, reaching $48 million, for a 15 percent return on common equity. This compares with $13 million and 4 percent, respectively, a year ago. Third quarter and year-to-date expenses include $3.6 million in FDIC rebates. A $7 million restructuring charge was incurred in Community Banking in the third quarter of 1994.

The improvement in profitability stemmed from all key areas: higher spread and fee income, strong asset growth, lower credit costs and better operating efficiency. The addition of consumer business from Lake Shore Bancorp., Inc. at midyear 1994 was also an important factor in the year-to-date improvement.

-----------------------------------------------------------------------------------------
Corporate Banking
-----------------------------------------------------------------------------------------
                                                     Three Months Ended September 30
                                                    Corporate and          Middle Market
                                                Institutional Banking      Banking (ANC)
(Dollars in millions,                           ---------------------     ---------------
 except where noted)                               1995       1994        1995       1994
-----------------------------------------------------------------------------------------
Net interest income-tax-equivalent basis ....     $ 110      $  97        $ 71       $ 68
Provision for credit losses .................        (2)       (10)          7         10
Noninterest income ..........................       198        148          16         20
Noninterest expense .........................       206        180          48         50
Net income ..................................        63         47          21         17
Return on common equity .....................        11%        10%         18%        15%
Efficiency ratio (1) ........................        67%        73%         55%        56%
Average assets (in billions) ................     $56.7      $48.1        $6.3       $6.1
Average loans (in billions) .................      10.5        9.4         5.1        4.5
Average common equity (in billions) .........       2.1        1.7         0.4        0.4
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
                                                     Nine Months Ended September 30
                                                    Corporate and          Middle Market
                                                Institutional Banking      Banking (ANC)
(Dollars in millions,                           ---------------------     ---------------
 except where noted)                               1995       1994        1995       1994
-----------------------------------------------------------------------------------------
Net interest income-tax-equivalent basis ....     $ 329      $ 292        $214       $183
Provision for credit losses .................         2        (32)         19         23
Noninterest income ..........................       506        381          51         62
Noninterest expense .........................       588        528         145        139
Net income ..................................       155        106          64         52
Return on common equity .....................        10%         7%         19%        19%
Efficiency ratio (1) ........................        70%        79%         54%        56%
Average assets (in billions) ................     $55.2      $45.2        $6.1       $5.8
Average loans (in billions) .................      10.4        9.4         5.0        4.1
Average common equity (in billions) .........       2.0        1.6         0.4        0.4
-----------------------------------------------------------------------------------------

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

Corporate Banking businesses earned $84 million in the third quarter of 1995 and $219 million for nine months ended.


CORPORATE AND INSTITUTIONAL BANKING

Return on equity for Corporate and Institutional Banking was 11 percent for the third quarter and 10 percent for the first nine months of 1995. Profits for the third quarter were $63 million, up 34 percent from a year ago due to strong customer revenues and near-record trading. For the nine months, net income increased significantly--from $106 million to $155 million--as trading activities rebounded from a weak performance in 1994.

----------------------------------------------------------------------------
Total Revenue                        Three Months Ended    Nine Months Ended
                                        September 30          September 30
(In millions)                          1995      1994        1995     1994
----------------------------------------------------------------------------
Trading ...........................    $ 98      $ 56        $206     $100
Servicing .........................      96        94         308      281
Lending ...........................      43        44         138      145
Financing .........................      51        34         134      102
Other .............................      20        17          49       45
                                       ----      ----        ----     ----
    Total .........................    $308      $245        $835     $673
                                       ====      ====        ====     ====
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Trading Revenue                      Three Months Ended    Nine Months Ended
                                        September 30          September 30
(In millions)                          1995      1994        1995     1994
----------------------------------------------------------------------------
Foreign exchange and derivatives ..    $ 39      $  8        $ 63     $ 24
Fixed income and derivatives ......      42        27          68       62
Emerging markets ..................      (1)        4           4      (47)
Funding and arbitrage .............      10        10          32       29
Other trading .....................       8         7          39       32
                                       ----      ----        ----     ----
    Total .........................    $ 98      $ 56        $206     $100
                                       ====      ====        ====     ====
----------------------------------------------------------------------------

Revenue from trading activities (trading profits and related net interest income) was $98 million in the third quarter of 1995 and $206 million for the nine months ended September 30. The substantial improvement from 1994 was concentrated in the foreign exchange and derivatives segment. The emerging markets segment posted a modest gain for the nine months compared with a loss of $47 million in 1994. In the third quarter of 1995, the Corporation announced its exit from trading in emerging markets securities.

Servicing revenue posted healthy increases in year-to-date periods, largely from cash management operations. Revenue from financing activities reflected $38 million in equity gains for the first nine months of 1995, compared with $18 million for the year-earlier period.

Average loans and leases in Corporate and Institutional Banking for the nine months of 1995 increased more than 11 percent from a year earlier to $10.4 billion. Year-to-date expense growth was due in part to higher incentive compensation resulting from the improved trading performance.


MIDDLE MARKET BANKING (AMERICAN NATIONAL CORPORATION)

On a line-of-business basis, American National Corporation's net income was $21 million for the third quarter of 1995. For the first nine months of 1995, earnings were $64 million and return on equity was 19 percent. Net income for the nine months of 1994 was $52 million. The year-over-year increase reflects favorable interest rate spreads and higher average loan volume (up $900 million) due, in part, to the addition of assets from Lake Shore Bancorp., Inc. in mid-1994.

The 1995 results also reflect the transfer of American National's investment management subsidiary to The First National Bank of Chicago on December 31, 1994. The decline in noninterest income is a result of this move.


OTHER ACTIVITIES

The venture capital portfolio contributed gains of $47 million in the third quarter and $124 million for the first nine months of 1995, compared with $17 million and $138 million for the same periods in 1994. For the first nine months of 1995, net income from venture capital was $70 million for a return on equity of 35 percent.

Net gains from the management of assets held for accelerated disposition were $37 million for the first nine months. First-quarter 1994 results included a gain of $35 million from the sale of an interest in an investment management business.

Special charges of $43 million were incurred in the nine months ended 1994, including equipment costs of $24 million related to the reduction in estimated useful life of certain personal computer equipment and other expenses of $19 million related to litigation and other corporate activities.


STAFFING LEVELS

Staff levels for each business segment as well as corporate support functions were as follows. In the business segment financials, the expenses related to support areas are reflected in the appropriate consumer or corporate business.

-----------------------------------------------------------------------------------------------
                                       3rd Qtr.    2nd Qtr.    1st Qtr.    4th Qtr.    3rd Qtr.
Average Full-Time-Equivalent Staff       1995        1995        1995        1994        1994
-----------------------------------------------------------------------------------------------
Corporate and Institutional .......      6,212       6,216       6,276       6,342       6,402
Community Banking .................      4,054       4,040       4,071       4,283       4,694
Credit Card .......................      3,467       3,329       3,212       3,007       2,922
Middle Market .....................      2,110       2,109       2,084       2,156       2,143
Corporate Support/Other ...........      1,684       1,644       1,661       1,482       1,566
                                        ------      ------      ------      ------      ------
    First Chicago Corporation .....     17,527      17,338      17,304      17,270      17,727
                                        ======      ======      ======      ======      ======
-----------------------------------------------------------------------------------------------

EARNINGS ANALYSIS

SUMMARY

The Corporation reported net income of $207.2 million, or $2.12 per share, for the third quarter of 1995, up from $153.8 million, or $1.51 per share, in the third quarter of 1994. Excluding the results from the Corporation's venture capital operations, net income was $178.0 million, or $1.83 per share, compared with $150.4 million, or $1.49 per share, a year ago.


---------------------------------------------------------------------------------------

                                             Three Months Ended     Nine Months Ended
(Dollars in millions,                           September 30          September 30
except per share data)                        1995       1994        1995        1994
---------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis..  $375.2     $340.8      $1,120.3   $1,015.0
Provision for credit losses................   100.0       55.0         235.0      148.0
Noninterest income.........................   559.0      455.1       1,516.8    1,385.8
Noninterest expense........................   502.5      491.4       1,468.3    1,436.5
Net income.................................   207.2      153.8         589.7      516.3

Common Share Data
  PRIMARY
  Net income...............................  $ 2.18     $ 1.54     $   6.16    $   5.29
  Average common and common-equivalent
   shares (in millions)....................    90.6       93.4         90.9        89.7

  FULLY DILUTED
  Net income...............................  $ 2.12     $ 1.51     $   6.00    $   5.17
  Average shares, assuming full dilution
   (in millions)...........................    94.5       97.1         94.8        93.5

Return on assets...........................    1.08%      0.92%        1.07%       1.10%
Return on common stockholders' equity......    18.8       15.0         18.3        17.1
---------------------------------------------------------------------------------------


Increased net interest income and market-driven revenues were major contributors to third-quarter 1995 results.

Asset growth in the credit card business continued as managed receivables grew 31 percent from one year ago, to $14.9 billion. A record 2.5 million new credit card accounts have been added through the first nine months of 1995.

Market-driven revenues, which include combined trading profits and equity securities gains, were $145 million. Combined trading profits of $79 million were the highest in the past eight quarters, and compared with $42 million one year ago. Equity securities gains in the quarter were $66 million, of which $47 million was related to the venture capital portfolio.

The provision for credit losses was $100 million, up from $55 million a year ago. Rapid growth in credit card receivables was primarily responsible for the increase. Provisions are made as receivables are added, based on prior charge-off experience in the credit card portfolio.

Return on common stockholders' equity was 19 percent, marking the twelfth consecutive quarter in which the Corporation has achieved at least a 15 percent return. Capital ratios at quarter-end remain considerably above the regulatory "well-capitalized" guidelines.

The Corporation repurchased approximately 1,574,500 shares of its common stock during the third quarter of 1995. The purpose of the common stock buyback program is to meet obligations under the Corporation's employee benefit plans and to manage the overall capital position of the Corporation. As of September 30, 1995, 7.4 million shares had been repurchased under the program.

On August 31, 1995, the Corporation redeemed its $121 million issue of Preferred Stock, Series A, at the stated value of $50 per share plus accrued and unpaid dividends. This redemption will reduce annual preferred stock dividend requirements by $8.4 million.

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


---------------------------------------------------------------------

                            Three Months Ended      Nine Months Ended
                               September 30           September 30
(Dollars in millions)         1995      1994          1995     1994
---------------------------------------------------------------------
Net interest income--
  tax-equivalent basis....  $ 375.2   $ 340.8      $1,120.3  $1,015.0

Average earning assets....  $63,136   $54,226      $ 61,042  $ 51,393

Net interest margin.......     2.36%     2.49%         2.45%     2.64%

---------------------------------------------------------------------


In order to analyze fundamental trends in the Corporation's net interest margin, it is useful to adjust for: 1) securitization of credit card receivables, and 2) the activities of First Chicago Capital Markets, Inc. (FCCM).

When credit card receivables are sold in securitization transactions, the Corporation's earnings are unchanged; however, the net interest income related to these high-yield assets is displaced by increased servicing fees, net of portfolio credit losses. The average level of securitized assets was $7.8 billion in the third quarter of 1995, compared with $5.9 billion in the third quarter of 1994. The effect of credit card securitization transactions on the Corporation's financial statements is summarized on page 35. The impact is also discussed within specific categories of the Earnings Analysis.

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

------------------------------------------------------------------------------

                                    Three Months Ended      Nine Months Ended
                                        September 30           September 30
(Dollars in millions)                 1995      1994         1995       1994
------------------------------------------------------------------------------
Adjusted net interest income--
  tax equivalent basis............  $ 554.8   $ 485.5      $1,597.2   $1,404.4

Adjusted average earnings assets..  $60,367   $50,046      $ 57,040   $ 48,144

Adjusted net interest margin......     3.65%     3.85%         3.74%      3.90%
------------------------------------------------------------------------------


On an adjusted basis, net interest margin for the third quarter of 1995 was 3.65 percent. This compares with 3.85 percent in the year-ago quarter.

The lower adjusted net interest margin was due primarily to an increase in thin-margin trading assets and deposit placements. Despite the overall decrease in net interest margin, net interest income increased due primarily to the contribution from the credit card portfolio, where higher volumes more than offset the impact of reduced spreads resulting from competitive pricing pressures.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $100 million, which included $94 million for the consumer portfolios and $6 million for commercial credits. In the year ago quarter, the provision was $55 million, which included $50 million for the consumer portfolios and $5 million for commercial provision. Growth in credit card receivables was the primary reason for the increase in the consumer provision for credit losses.

The change in the allowance for credit losses is presented in the following table.


----------------------------------------------------------------------------------
                                            Three Months Ended   Nine Months Ended
                                              September 30         September 30
(Dollars in millions)                         1995    1994         1995    1994
----------------------------------------------------------------------------------
Allowance for credit losses
  --beginning of period......................  $ 689   $ 681        $ 723   $ 683
Provision for credit losses..................    100      55          235     148

Net charge-offs..............................    (46)    (38)        (135)   (105)

Other:-transfers upon securitization of
        receivables..........................      -     (31)         (80)    (59)
      -mergers and acquisitions..............      -      16            -      16
                                               -----   -----        -----   -----

Net change in allowance for credit losses....     54       2           20       -
                                               -----   -----        -----   -----
Allowance for credit losses
  -- end of period...........................  $ 743   $ 683        $ 743   $ 683
                                               =====   =====        =====   =====
  -- as a percentage of loans outstanding....    2.7%    2.9%         2.7%    2.9%
  -- as a percentage of nonperforming loans..    550%    444%         550%    444%
----------------------------------------------------------------------------------

Details of the Corporation's credit risk management and performance during the nine months ended September 30, 1995, are presented in the Credit Risk Management section, beginning on page 18.

NONINTEREST INCOME

The following table provides a breakdown of the components of noninterest income for the third quarter and the first nine months of 1995 as compared to a year ago.

------------------------------------------------------------------------------------------------------
                                                Three Months Ended              Nine Months Ended
                                                   September 30                   September 30
(In millions)                                1995            1994            1995              1994
------------------------------------------------------------------------------------------------------
Combined trading account profits..........  $ 78.6         $ 41.6          $  144.8           $   53.6
Equity securities gains...................    66.7           20.0             181.2              158.1
Investment securities gains (losses)......       -           (2.2)                -               (1.1)
                                            ------         ------          --------           --------
  Market-driven revenue...................   145.3           59.4             326.0              210.6
Credit card fee revenue...................   235.9          221.1             640.7              597.3
Service charges and commissions...........   113.9          112.8             337.3              318.3
Fiduciary and investment management fees..    49.7           48.6             150.6              150.3
Net gains from accelerated disposition
  portfolio activities....................     4.1            6.2              36.6               37.7
Other.....................................    10.1            7.0              25.6               71.6
                                            ------         ------          --------           --------
  Total...................................  $559.0         $455.1          $1,516.8           $1,385.8
                                            ======         ======          ========           ========
------------------------------------------------------------------------------------------------------

Market-driven revenues for the third quarter of 1995 increased to $145.3 million from $59.4 million for the same period in 1994.

Combined trading activities in the third quarter of 1995 were higher than in the previous eight quarters. These activities generated profits of $78.6 million, compared with $41.6 million a year ago. The increase reflected excellent results from opportunities in the active foreign exchange and derivative markets. For more information, see the line-of-business discussion related to trading results, on page 5.

Equity securities gains totaled $66.7 million, compared with $20.0 million a year ago. The following table presents a breakdown of securities gains from venture capital, corporate finance and debt restructuring activities.

------------------------------------------------------------------------------------------------------
                                                Three Months Ended              Nine Months Ended
                                                   September 30                   September 30
(In millions)                                1995            1994            1995              1994
------------------------------------------------------------------------------------------------------
Venture capital...........................   $47.5          $16.9          $124.7             $137.9
Corporate finance.........................    19.2            3.1            56.4               19.7
Debt restructuring........................       -              -             0.1                0.5
                                             -----          -----          ------             ------
  Total equity securities gains...........   $66.7          $20.0          $181.2             $158.1
                                             =====          =====          ======             ======
------------------------------------------------------------------------------------------------------

For additional information on the Corporation's venture capital activities, see page 17.

The Corporation renewed its agreement with United Airlines during the first quarter of 1995, extending the successful Mileage Plus credit card program into the next century. The new agreement was established as a revenue-sharing arrangement. As a result, beginning in 1995, payments to United Airlines reduce credit card fee revenue rather than increase operating expenses.

Adjusted for the effects of credit card securitization and the change in the recognition of Mileage Plus payments, credit card fee revenue for the third quarter of 1995 was up 33 percent from the year-ago period. This increase reflects both continued growth in credit card receivables and increased transaction volume.

Gains from transactions related to assets in the accelerated disposition portfolio totaled $4.1 million in the third quarter of 1995, compared with $6.2 million a year ago. For the first nine months of 1995, these gains were $36.6 million, compared with $37.7 million for the same period in 1994.

Other revenue in the first quarter of 1994 included a $34.5 million gain related to the sale of the Corporation's remaining interest in Brinson Holdings, Inc. to Brinson's management.

NONINTEREST EXPENSE

Operating expenses were $502.5 million for the third quarter of 1995, compared with $491.4 million a year ago. Adjusted for the change in recognition of Mileage Plus payments discussed on page 10, operating expense was up 6 percent from a year ago.


---------------------------------------------------------------------------------

                                       Three Months Ended     Nine Months Ended
                                          September 30          September 30
(In millions)                           1995    1994         1995          1994
---------------------------------------------------------------------------------

Salaries and benefits................  $249.4  $225.1      $  710.6      $  645.4
Occupancy expense of premises, net...    41.4    32.0         115.7         102.5
Equipment rentals, depreciation and
 maintenance.........................    29.2    35.1          93.0         120.7
Amortization of intangible assets....    13.1    16.4          43.7          51.6
Deposit insurance expense............     2.8    10.8          24.1          32.3
Other................................   166.6   172.0         481.2         484.0
                                       ------  ------      --------      --------
      Total..........................  $502.5  $491.4      $1,468.3      $1,436.5
                                       ======  ======      ========      ========
---------------------------------------------------------------------------------


In the third quarter of 1995, total salaries and benefits increased 11 percent from a year ago. The increase was due primarily to increased incentive compensation accruals related largely to improved trading profits.

Equipment costs in the third quarter of 1995 declined 17 percent from a year ago due to reduced expenditures for personal computer purchases. For the nine months, equipment costs were $27.7 million or 23 percent below 1994 levels. A special charge of $24.5 million was recorded in the first quarter of 1994 reflecting the reduced estimated useful life of certain personal computer equipment. Beginning in the 1994 first quarter, most purchases of personal computer equipment were expensed.

In the third quarter of 1995, the Corporation received an $11 million rebate from the FDIC, which was a result of the Bank Insurance Fund becoming fully recapitalized at the end of May 1995. The ongoing insurance rate for bank deposits was effectively reduced from 23 to 4 basis points. Net of a customer service charge adjustment, the pretax impact on third-quarter 1995 results was approximately $9 million.

Adjusted for the change in the classification of Mileage Plus payments, much of the increase in market solicitation costs was related to the Corporation's heightened investment in the credit card business. Other operating expense in the third quarter of 1994 included a $7 million restructuring charge related primarily to staff reductions in the Corporation's community banking business.


APPLICABLE INCOME TAXES
----------------------------------------------------------------------
                              Three Months Ended     Nine Months Ended
                                 September 30           September 30
(Dollars in millions)          1995        1994       1995        1994
----------------------------------------------------------------------
Income before income taxes..  $317.5      $243.1     $903.7     $799.1

Applicable income taxes.....   110.3        89.3      314.0      282.8

Effective tax rate..........    34.7%       36.7%      34.7%      35.4%
----------------------------------------------------------------------


The effective tax rate in the third quarter of 1995 included favorable benefits from tax-exempt income, general business tax credits and a decrease in the effective state income tax rate. The effective tax rate in the third quarter of 1994 reflected the impact of a favorable tax ruling. Tax expense for the first nine months of 1995 also included general business tax credits and tax-exempt income from a one-time corporate banking transaction. Tax expense for the first nine months of 1994 included a one-time tax benefit for the second quarter implementation of the final I.R.S. bad debt recapture regulations.

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

ASSET LIQUIDITY

The Corporation believes that asset liquidity is an effective way to manage overall liquidity. One measure of liquidity is the ratio of liquid assets to total assets for The First National Bank of Chicago and FCC National Bank. The short-term assets defined as liquid are deposit placements (due from banks-- interest-bearing) and federal funds sold. The Corporation continued to maintain an average liquid asset ratio well in excess of its 12 percent minimum guideline in the third quarter of 1995.

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

The Corporation continues to use credit card securitization as an effective tool for increasing liquidity and diversifying funding sources. Securitized credit cards totaled $8.0 billion at September 30, 1995, compared with $6.1 billion at year-end 1994 and $6.4 billion at September 30, 1994.

LIABILITY LIQUIDITY

The Corporation has developed direct access to both the retail and wholesale markets as a means of achieving a diversified source of funding. This diversification of funding sources among instruments, maturities and depositors is intended to balance the expense of gathering funds with the maintenance of flexibility in funding options.

The following table shows the Corporation's mix of funding sources.
----------------------------------------------------------------------------------------
DEPOSITS AND OTHER PURCHASED FUNDS     Sept. 30   June 30   March 31   Dec. 31  Sept. 30
(In millions)                              1995      1995       1995      1994      1994
----------------------------------------------------------------------------------------
Domestic offices
  Demand.............................    $ 6,585   $ 6,941    $ 6,791  $ 7,647   $ 7,217
  Savings............................      7,413     7,442      7,564    7,448     7,426
  Time
    Under $100,000...................      2,499     2,528      2,529    2,548     2,480
    $100,000 and over................      3,258     3,153      3,265    2,601     2,122

Foreign offices......................     13,480    13,700     12,042   11,422    10,425
                                         -------   -------    -------  -------   -------
         Total deposits..............     33,235    33,764     32,191   31,666    29,670
----------------------------------------------------------------------------------------
Federal funds purchased and
  securities under repurchase
  agreements.........................     16,409    15,710     14,595   13,026    12,303
Commercial paper.....................        456       494        690      147       307
Other funds borrowed.................      8,541     7,312      7,445    7,518     8,752
Long-term debt.......................      2,274     2,271      2,272    2,271     2,272
                                         -------   -------    -------  -------   -------
    Total other purchased funds......     27,680    25,787     25,002   22,962    23,634
                                         -------   -------    -------  -------   -------
    Total............................    $60,915   $59,551    $57,193  $54,628   $53,304
                                         =======   =======    =======  =======   =======
----------------------------------------------------------------------------------------

MARKET RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Corporation maintains risk management policies that monitor and limit exposure to market risk. Through trading activities, it strives to take advantage of profit opportunities available in interest and exchange rate movements. In asset and liability management activities, the Corporation attempts to minimize structural interest rate risk. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.


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

The Corporation monitors value at risk in each of its significant trading portfolios on a daily basis. The following tables show average, maximum and minimum daily value at risk for the third quarter of 1995 as well as for the preceding four quarters, and the actual trading revenue for each quarter.

------------------------------------------------------------------------------------------------------------
Daily Value at Risk                                           Sept. 30  June 30  March 31  Dec. 31  Sept. 30
(In millions)                                                     1995     1995      1995     1994      1994
------------------------------------------------------------------------------------------------------------
Average.....................................................     $  36    $  34     $  31    $  42     $  44
Maximum.....................................................        42       45        44       47        53
Minimum.....................................................        27       27        24       38        36
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Quarter Ended                                                 Sept. 30  June 30  March 31  Dec. 31  Sept. 30
(In millions)                                                     1995     1995      1995     1994      1994
------------------------------------------------------------------------------------------------------------
Trading revenue*............................................     $  98    $  35     $  73    $  30     $  56
------------------------------------------------------------------------------------------------------------
*Includes trading profits and related net interest income.

Value at risk is estimated using statistical models calibrated at a three-standard-deviation confidence interval, which means that the actual daily result should exceed the value at risk one day out of each two hundred. The value at risk shown represents portfolio aggregates and overstates the Corporation's value at risk because it only partially considers offsets and correlations across different trading portfolios. The Corporation is continuing its progress toward a consolidated view of market risks arising from trading assets.


STRUCTURAL INTEREST RATE RISK MANAGEMENT

The Corporation actively manages its asset and liability positions with the goal of minimizing the impact on earnings of interest rate market volatility. Conservative management of its asset and liability positions has allowed the Corporation to maintain a relatively consistent adjusted net interest margin despite a sharp rise in short-term interest rates. As a result of this neutral interest rate risk profile, it is estimated that an immediate increase in rates of 100 basis points would affect annual pretax earnings by approximately $14 million.

------------------------------------------------------------------------------------
Quarter Ended                     Sept. 30   June 30   March 31   Dec. 31   Sept. 30
(Dollars in millions)                 1995      1995       1995      1994       1994
------------------------------------------------------------------------------------
Adjusted net interest income--
 tax-equivalent basis...........    $554.8    $528.6     $513.7    $486.5     $485.5

Adjusted net interest margin....      3.65%     3.72%      3.87%     3.74%      3.85%
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

Traditional gap analysis is one of a variety of measurement tools used to monitor and control the Corporation's interest rate risk position. Gap analysis measures the difference between the volume of assets and liabilities maturing or repricing in a given future time period. Certain assumptions are made for those assets or liabilities whose expected prepayment or withdrawal behavior may not be reflected by their maturity dates. Credit card securitizations, which subject credit card servicing fee revenue to interest rate risk, also are included in the gap analysis measure. In addition to static gap analysis, the Corporation identifies the more dynamic interest rate risk exposures of its businesses through duration-of-equity measures and stress testing of earnings simulation.

The following table shows the "managerial" interest rate gap analysis as of September 30, 1995, used to identify the Corporation's exposure from domestic asset and liability positions. Interest rate risks in trading and overseas earning asset and liability positions are excluded from the gap analysis and managed principally as trading risks. A positive cumulative one-year gap position indicates more assets than liabilities are expected to reprice over the next 12-month period. Such a position implies that, assuming no management action, the Corporation's net interest income would be positively affected by rising interest rates and negatively affected by falling rates. However, as mentioned above, the Corporation actively manages its asset and liability positions with the goal of minimizing the impact on earnings of interest rate market volatility.

------------------------------------------------------------------------------------------------

INTEREST RATE SENSITIVITY
------------------------------------------------------------------------------------------------
September 30, 1995                      0-90      91-180   181-365      1-5    Beyond
(Dollars in millions)                   days       days      days      years   5 years    Total
------------------------------------------------------------------------------------------------

Loans................................  $23,216   $ 2,504   $    996   $2,632   $ 4,652   $34,000
Investment securities................      581       132        170    1,399       268     2,550
Other earning assets.................   20,581        85          -        -         -    20,666
Nonearning assets....................    7,856         -          -      151       517     8,524
                                       -------   -------   --------   ------   -------   -------

   Total domestic assets.............  $52,234   $ 2,721   $  1,166   $4,182   $ 5,437   $65,740
------------------------------------------------------------------------------------------------
Deposits.............................  $13,198   $ 2,006   $    851   $1 079   $ 4,111   $21,245
Other interest-bearing liabilities...   27,137     1,446      1,506    3,043     1,456    34,588
Noninterest-bearing liabilities......    4,501         8          8       91       596     5,204
Equity...............................      190         -          -      100     4,413     4,703
                                       -------   -------   --------   ------   -------   -------

   Total domestic liabilities
     and equity......................  $45,026   $ 3,460   $  2,365   $4,313   $10,576   $65,740
------------------------------------------------------------------------------------------------
Balance sheet sensitivity gap........  $ 7,208   $  (739)  $ (1,199)  $ (131)  $(5,139)        -
------------------------------------------------------------------------------------------------
Cumulative gap as % of
  domestic assets....................     11.0%      9.8%       8.0%     7.8%        -         -
------------------------------------------------------------------------------------------------
Effect of off-balance-sheet ALM
 derivative transactions:
  Specific transactions..............  $(3,212)  $   304   $    913   $  791   $ 1,204         -
  Specific asset or liability pools..   (2,983)      (36)       826    2,112        81         -
------------------------------------------------------------------------------------------------
Interest rate sensitivity gap........  $ 1,013   $  (471)  $    540   $2,772   $(3,854)        -
------------------------------------------------------------------------------------------------
Cumulative gap.......................  $ 1,013   $   542   $  1,082   $3,854         -         -
------------------------------------------------------------------------------------------------
Cumulative gap as % of
  domestic assets....................      1.5%      0.8%       1.6%     5.9%        -         -
------------------------------------------------------------------------------------------------

Access to the derivatives market is an important element in the Corporation's ability to maintain its gap position within policy guidelines. As of September 30, 1995, the Corporation had a total of $7.9 billion in ALM interest rate swaps, including $3.0 billion of ALM interest rate swaps against specific transactions and $4.9 billion against specific pools of assets or liabilities. Swaps used to adjust the interest rate sensitivity of specific transactions will not need to be replaced as they mature since the corresponding asset or liability will mature along with the swap. However, swaps against the asset and liability pools will have an impact on the Corporation's risk position as they mature and, assuming no change to the underlying pool's characteristics, will need to be reissued to maintain the same neutral interest rate risk profile. These swaps could create a modest sensitivity of earnings due to changes in interest rates. Growth in the volume of stable retail liabilities and declines in the volume of longer-term fixed rate assets over the last few years have made it necessary to increase the use of swaps associated with specific pools of assets or liabilities to balance the Corporation's repricing risk. The following table summarizes the interest rate swaps used by the Corporation for asset and liability management purposes.

ASSET AND LIABILITY MANAGEMENT SWAPS

--------------------------------------------------------------------------------------
September 30, 1995
                                    Receive Fixed        Pay Fixed       Basis
(Notional amounts in  millions)     Pay Floating      Receive Floating   Swaps   Total
--------------------------------------------------------------------------------------
Swaps associated with:             Specific   Pool   Specific     Pool    Pool
                                   --------  ------  --------    ------  ------
 Loans...........................    $    -  $1,066       $29     $  -    $  -   $1,095
 Securitized credit card
  receivables....................         -   1,025         -        -       -    1,025
 Deposits........................       442   2,675         -        -       -    3,117
 Other funds borrowed............     1,295       -         -        -     150    1,445
 Long-term debt..................     1,238       -         -        -       -    1,238
                                     ------  ------       ---     ----    ----   ------

   Total.........................    $2,975  $4,766       $29     $  -    $150   $7,920
                                     ======  ======       ===     ====    ====   ======
---------------------------------------------------------------------------------------

For most of its asset and liability management swaps, the Corporation receives a fixed rate and pays a floating rate of interest. Substantially all interest rate swaps used by the Corporation for asset and liability management purposes are standard interest rate swap contracts. The following table summarizes the contractual maturities and weighted average pay and receive rates for the asset and liability management swap position at September 30, 1995. The variable interest rates, which generally are the three-month and six-month LIBOR rates in effect on the date of repricing, have been assumed to remain constant. However, the variable interest rates will change with changes in interest rates and would affect the related weighted average information presented below.

---------------------------------------------------------------------------------------
(Dollars in millions)      1995    1996     1997     1998    1999   Thereafter    Total
---------------------------------------------------------------------------------------
Receive fixed swaps
     Notional amount....  $ 779   $3,188   $1,765   $ 583   $ 111     $1,315     $7,741
     Weighted average:
        Receive rate....   5.38%    6.76%    6.41%   6.49%   8.02%      7.24%      6.62%
        Pay rate........   6.06%    5.58%    6.20%   6.15%   6.72%      6.10%      5.92%

Pay fixed swaps
     Notional amount....  $   -   $   19   $    -   $   -   $   -     $   10     $   29
     Weighted average:
        Receive rate....      -     6.00%       -       -       -       5.96%      5.99%
        Pay rate........      -     7.21%       -       -       -       5.06%      6.47%

Basis swaps
     Notional amount....  $ 100   $   50   $    -   $   -   $   -     $    -     $  150
     Weighted average:
        Receive rate....   6.04%    6.24%       -       -       -          -       6.11%
        Pay rate........   6.22%    5.96%       -       -       -          -       6.13%
---------------------------------------------------------------------------------------
Total notional amount...  $ 879   $3,257   $1,765   $ 583   $ 111     $1,325     $7,920
---------------------------------------------------------------------------------------


VENTURE CAPITAL ACTIVITIES

The Corporation's portfolio of venture capital investments is composed of publicly traded equity securities held directly, publicly traded equity securities held indirectly, and investments in private companies. Net income attributable to the venture capital business--revenues less the portfolio's funding costs and other expenses--was $29.2 million, or $0.29 per share, for the 1995 third quarter, compared with net income of $3.4 million, or $0.02 per share, a year ago.

Fair value accounting is used for this portfolio, which significantly increases the potential for volatility in the Corporation's reported earnings. However, the Corporation successfully instituted a program intended to reduce volatility relative to expected returns through the use of equity derivatives, including options, and the sale of investments.

Throughout 1995, the venture capital portfolio has been reduced substantially through sales of investments and other transactions, in keeping with the Corporation's intent to lower its exposure to equity risk in this portfolio. Sales proceeds for the first nine months of 1995 were $632 million, with proceeds of $457 million recorded in the third quarter. As a result, venture capital equity investments have been reduced to $854 million at September 30, 1995. Unrealized appreciation related to these investments at September 30, 1995 totaled $187 million. Of the $236 million of publicly traded investments at September 30, 1995, $176 million was hedged under this program.

CREDIT RISK MANAGEMENT

Summary
--------------------------------------------------------------------------------------
Selected Statistical Information
                                    Sept. 30   June 30   March 31   Dec. 31   Sept. 30
(Dollars in millions)                   1995      1995       1995      1994       1994
--------------------------------------------------------------------------------------
At period-end:
  Loans outstanding...............   $27,663   $26,517    $27,018   $25,947    $23,817
  Nonperforming loans.............       135       128        122       130        154
  Other real estate, net..........         5         8          8        28         23
  Nonperforming assets............       140       136        130       158        177
  Allowance for credit losses.....       743       689        754       723        683
  Nonperforming assets/loans
   outstanding and other
   real estate, net...............       0.5%      0.5%       0.5%      0.6%       0.7%
  Allowance for credit losses/
   nonperforming loans............       550       538        618       556        444

For the quarter ended:
  Average loans outstanding.......   $26,607   $26,145    $26,034   $24,335    $23,484
  Net charge-offs.................        46        45         44        46         38
  Net charge-offs/average loans...       0.7%      0.7%       0.7%      0.7%       0.6%
--------------------------------------------------------------------------------------

For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign office) and consumer (credit card and other nonbusiness credit to individuals) segments.

----------------------------------------------------------------------------
Loan Composition              Sept. 30  June 30  March 31  Dec. 31  Sept. 30
(In millions)                     1995     1995      1995     1994      1994
----------------------------------------------------------------------------
Commercial Risk
  Domestic office
    Commercial..............   $ 8,309  $ 8,506   $ 8,814  $ 7,806   $ 7,488
    Commercial real estate..     2,648    2,449     2,560    2,496     2,391
    Other...................     3,955    4,120     3,624    3,896     3,572
                               -------  -------   -------  -------   -------
      Total domestic........    14,912   15,075    14,998   14,198    13,451
  Foreign office............     1,892    2,138     1,866    1,832     2,020
                               -------  -------   -------  -------   -------
          Total commercial..    16,804   17,213    16,864   16,030    15,471
                               -------  -------   -------  -------   -------
Consumer Risk
  Credit cards..............     6,875    5,505     6,463    6,337     5,000
  Secured by real estate
    Mortgage................     1,852    1,711     1,662    1,581     1,552
    Home equity.............       795      815       815      832       836
  Other.....................     1,337    1,273     1,214    1,167       958
                               -------  -------   -------  -------   -------
          Total consumer....    10,859    9,304    10,154    9,917     8,346
                               -------  -------   -------  -------   -------
          Total.............   $27,663  $26,517   $27,018  $25,947   $23,817
                               =======  =======   =======  =======   =======
----------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------
Allowance for Credit Losses
                                         Three Months Ended              Nine Months Ended
                                         September 30,1995              September 30, 1995
                                   -----------------------------   -----------------------------
(Dollars in millions)              Commercial   Consumer   Total   Commercial   Consumer   Total
------------------------------------------------------------------------------------------------
Balance--beginning of period.....        $537       $152    $689         $516      $ 207   $ 723
Provision for credit losses......           6         94     100           21        214     235
Net (charge-offs)/recoveries.....           -        (46)    (46)           6       (141)   (135)
Other:
- Transfers upon securitization
   of receivables................           -          -       -            -        (80)    (80)
                                         ----       ----    ----         ----      -----   -----
Balance--end of period...........        $543       $200    $743         $543      $ 200   $ 743
                                         ====       ====    ====         ====      =====   =====

Allowance as a percentage
  of loans outstanding...........         3.2%       1.8%    2.7%         3.2%       1.8%    2.7%
Allowance as a percentage
  of nonperforming loans.........         402%         -     550%         402%         -     550%
------------------------------------------------------------------------------------------------

The Corporation maintains a reserve for securitized credit card receivables that is not included in the allowance for credit losses. This reserve totaled $313 million at September 30, 1995, compared with $255 million at year-end 1994 and $268 million a year ago.

NONPERFORMING ASSETS

The following table shows the trend in nonperforming assets, including the breakdown by significant portfolio segment.

------------------------------------------------------------------------------------------
Nonperforming Assets                    Sept. 30   June 30   March 31   Dec. 31   Sept. 30
(Dollars in millions)                       1995      1995       1995      1994       1994
------------------------------------------------------------------------------------------
Nonaccrual loans......................     $ 133     $ 124      $ 118     $ 126      $ 150
Accrual renegotiated loans............         2         4          4         4          4
                                           -----     -----      -----     -----      -----
     Total nonperforming loans........     $ 135     $ 128      $ 122     $ 130      $ 154
                                           =====     =====      =====     =====      =====

Nonperforming Loans
  Commercial real estate..............     $  49     $  55      $  84     $  68      $  79
  Other...............................        86        73         38        62         75
                                           -----     -----      -----     -----      -----
     Total nonperforming loans........       135       128        122       130        154
                                           -----     -----      -----     -----      -----

Other real estate, net................         5         8          8        28         23
                                           -----     -----      -----     -----      -----

     Total nonperforming assets.......     $ 140     $ 136      $ 130     $ 158      $ 177
                                           =====     =====      =====     =====      =====

Nonperforming assets as a percentage
  of loans outstanding and other
  real estate, net....................       0.5%      0.5%       0.5%      0.6%       0.7%
------------------------------------------------------------------------------------------

Loans 90 days or more past due and still accruing interest amounted to $96 million at September 30, 1995, compared with $89 million at December 31, 1994, and $71 million at September 30, 1994.

CONSUMER RISK MANAGEMENT

Consumer loans consist of credit card receivables as well as home mortgage loans, home equity loans and other forms of installment credit. Consumer loans totaled $10.9 billion at September 30, 1995, up 30 percent from $8.3 billion a year ago. Including securitized credit card receivables, these loans totaled $18.8 billion at September 30, 1995, up 28 percent from a year ago.

Total managed credit card receivables (i.e. those held in the portfolio and those sold to investors through securitization) were $14.9 billion at September 30, 1995, up 31 percent from a year earlier.

-----------------------------------------------------------------------------------------
Consumer Loans
                                           Sept. 30  June 30  March 31  Dec. 31  Sept. 30
(In millions)                                  1995     1995      1995     1994      1994
-----------------------------------------------------------------------------------------
Credit card loans........................   $ 6,875  $ 5,505   $ 6,463  $ 6,337   $ 5,000

Securitized credit card receivables......     7,986    7,986     5,867    6,117     6,367
                                            -------  -------   -------  -------   -------

  Total managed credit card receivables..    14,861   13,491    12,330   12,454    11,367

Other consumer loans.....................     3,984    3,799     3,691    3,580     3,346
                                            -------  -------   -------  -------   -------

     Total...............................   $18,845  $17,290   $16,021  $16,034   $14,713
                                            =======  =======   =======  =======   =======
-----------------------------------------------------------------------------------------

Average managed credit card receivables for the third quarter of 1995 grew 26 percent from the year-earlier quarter and 20 percent from the fourth quarter of 1994.

---------------------------------------------------------------------------------------------
Average Credit Card Receivables
                                                          For the Quarter Ended
                                           Sept. 30   June 30   March 31   Dec. 31   Sept. 30
(Dollars in millions)                          1995      1995       1995      1994       1994
---------------------------------------------------------------------------------------------
Credit card loans........................   $ 6,064   $ 5,812    $ 6,098   $ 5,304    $ 5,067

Securitized credit card receivables......     7,808     6,896      6,027     6,273      5,925
                                            -------   -------    -------   -------    -------

  Total managed credit card receivables..   $13,872   $12,708    $12,125   $11,577    $10,992
                                            =======   =======    =======   =======    =======

Total net charge-offs
  (including securitizations)............   $   141   $   128    $   118   $   107    $    96
                                            =======   =======    =======   =======    =======
Net charge-offs/average total
  receivables............................       4.0%      4.0%       3.9%      3.7%       3.5%
                                            =======   =======    =======   =======    =======
---------------------------------------------------------------------------------------------

The net charge-off rate for the total average managed credit card portfolio was
4.0 percent in the third quarter of 1995, compared with 3.5 percent a year ago. Increasing levels of consumer debt and rising personal bankruptcies are affecting credit performance throughout the industry and are putting upward pressure on charge-off rates.

COMMERCIAL RISK MANAGEMENT

Commercial loans totaled $16.8 billion at September 30, 1995, up 4.8 percent from December 31, 1994, and 8.6 percent from September 30, 1994.

During the third quarter, charge-offs net of recoveries were zero in the commercial portfolio. The provision for credit losses related to the commercial portfolio was $6 million, and the quarter-end reserve of $543 million represented 3.2 percent of total commercial loans and 402 percent of nonperforming commercial loans.


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

A discussion of the Corporation's income from derivatives used in trading and venture capital activities is presented on pages 5 and 17, respectively.

The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. The consistency of the Corporation's net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $5.2 million in the third quarter of 1995, and higher by $8.1 million in the first nine months of 1995; net interest income in the third quarter and first nine months of 1994 would have declined by $13.7 million and $79.9 million, respectively.

The sale of fixed- and floating-rate credit card receivables as securities to investors subjects the Corporation's servicing revenue to interest rate risk. The Corporation uses interest rate derivatives to reduce the volatility of the servicing income on credit card securitizations. Without the use of these instruments, credit card fee revenue would have been decreased by $0.6 million in the third quarter of 1995, and by $5.1 million in the first nine months of 1995. Credit card fee revenue in the third quarter and first nine months of 1994 would also have been reduced, by $9.1 million and $34.1 million, respectively. The terms of these derivatives match the terms of the credit card securitizations.

Deferred gains and losses on the early termination of interest rate swaps used to manage interest rate risk totaled a net deferred gain of $23.2 million as of September 30, 1995. A significant portion of these deferred gains was related to securitized credit card receivables. This amount is scheduled to be amortized into income in the following periods: $5.4 million in the remainder of 1995, $18.3 million in 1996, $1.2 million in 1997, $(0.3) million in 1998, and
$(1.4) million thereafter.

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

----------------------------------------------------------------------
September 30, 1995 (In billions)
----------------------------------------------------------------------
Gross credit exposure resulting from derivative financial
 instruments...................................................  $21.0

Less additional exposure based on estimate of maximum adverse
  position exposure............................................    7.2
                                                                 -----
Gross fair value exposure......................................  $13.8
                                                                 =====
----------------------------------------------------------------------
Gross fair value exposure......................................  $13.8

Less netting adjustments due to master netting agreements......    5.8

Less unrecognized net gain due to non-trading activities.......    0.1
                                                                 -----

Balance sheet exposure.........................................  $ 7.9
                                                                 =====
----------------------------------------------------------------------

At December 31, 1994, the gross credit exposure and the gross fair value exposure resulting from derivative financial instruments were $12.3 billion and $6.9 billion, respectively. The increase in gross credit exposure during 1995 was primarily a result of increases in unrealized gains on derivative financial instruments due to more volatile currency markets. In 1995, net charge-offs associated with derivative financial instruments totaled $0.2 million.

CAPITAL MANAGEMENT

Selected Capital Ratios

---------------------------------------------------------------------------------------------------
                                     Sept. 30   June 30   March 31   Dec. 31   Sept. 30   Corporate
Quarter Ended                            1995      1995       1995      1994       1994   Guideline
---------------------------------------------------------------------------------------------------
Common equity/total assets (1).....       6.1%      6.1%       6.2%      6.6%       6.6%        N/A
Tangible common equity ratio (1)...       5.9       5.8        5.8       6.2        6.2         N/A
Stockholders' equity/total assets..       6.2       6.3        6.4       6.9        6.9         N/A
Risk-based capital ratios (1)
   Tier 1..........................       8.4       8.8        8.6       8.8        9.2         7-8%
   Total...........................      12.5      13.1       13.0      13.4       13.9       11-12
Leverage ratio (1).................       6.9       7.0        7.7       7.5        7.8         N/A
Double leverage ratio..............     119.4     115.8      115.4     116.5      114.0     115-125
Dividend payout ratio..............        28        28         27        29         32       30-35
---------------------------------------------------------------------------------------------------
(1)  Net of investment in First Chicago Capital Markets, Inc.
N/A - Not Applicable.

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

The Corporation's average common equity during the third quarter of 1995 and the previous four quarters exceeded its economic capital -- that needed for current business risks -- and was more than sufficient to meet its intermediary capital goals. This amount in excess of intermediary capital averaged about $286 million during the first nine months of 1995 and is available for investments and acquisitions in the Corporation's core businesses. If attractive long-term opportunities are not available over time, any excess capital will be returned to stockholders, typically via stock repurchase programs and/or dividend increases.

Inherent in capital management is the ability of the Corporation to generate acceptable returns on stockholders' capital. Even with excess capital, the Corporation has been able to earn attractive returns on equity. Over the last 12 quarters, the return on average common stockholders' equity has been equal to or greater than 15 percent.

STOCK REPURCHASE PROGRAM AND OTHER CAPITAL ACTIVITIES

The repurchase of shares is another technique used to manage capital and enhance stockholder value. During the third quarter of 1995, the Corporation repurchased approximately 1,574,500 shares of common stock at an average price of $62.62 per share. In July 1995, the Board of Directors authorized an increase in the current common stock buyback program from 7 million to 12 million shares. This program is designed to meet projected requirements of the Corporation's employee benefit plans and to manage the Corporation's overall capital position. As of September 30, 1995, 7.4 million shares had been repurchased under the program.

On July 1, 1994, the Corporation redeemed its $150 million issue of Preferred Stock, Series D, at a $4.5 million, or 3 percent, premium. This action reduced future annual dividend requirements by $15 million.

In July 1995, the Corporation increased the quarterly common stock dividend to 60 cents per share from 55 cents per share, first payable on October 1, 1995.

On August 31, 1995, the Corporation redeemed its $121 million issue of Preferred Stock, Series A, at the stated value of $50 per share plus accrued and unpaid dividends. This redemption will reduce annual dividend requirements by $8.4 million.


REGULATORY CAPITAL

The Corporation endeavors to maintain regulatory capital ratios, including those of its principal banking subsidiaries, in excess of the well-capitalized guidelines. To assure meeting this goal, and the intermediary capital target discussed earlier in the Economic Capital section, the Corporation has established target ranges of 7 percent to 8 percent for Tier 1 capital and 11 percent to 12 percent for total risk-based capital. As shown in the table on page 24, the Corporation's risk-based capital ratios for Tier 1 and total capital exceeded the regulatory well-capitalized guidelines of 6 percent and 10 percent, respectively.

The following tables show the components of the Corporation's regulatory risk-based capital and risk-weighted assets.

Regulatory Capital
-------------------------------------------------------------------
                                      Sept. 30   Dec. 31   Sept. 30
(In millions)                             1995      1994       1994
-------------------------------------------------------------------
Tier 1 capital
Common stockholders' equity.........    $4,213    $3,922     $3,930
Preferred stock.....................       491       611        611
Less 50% of investment in First
  Chicago Capital Markets, Inc......      (123)     (128)      (129)
Less disallowed intangibles and
  other adjustments.................       (79)      (80)       (93)
                                        ------    ------     ------
  Tier 1 capital....................    $4,502    $4,325     $4,319

Tier 2 capital
Allowance for credit losses (1).....       671       616        589
Qualifying long-term debt...........     1,635     1,753      1,782
  Less 50% of investment in First
   Chicago Capital Markets, Inc.....      (123)     (128)      (129)
                                        ------    ------     ------
  Tier 2 capital....................     2,183     2,241      2,242
                                        ------    ------     ------
            Total capital...........    $6,685    $6,566     $6,561
                                        ======    ======     ======
-------------------------------------------------------------------
(1) Limited to 1.25% of risk-weighted assets.


Regulatory Risk-Weighted Assets*
-------------------------------------------------------------------
                                      Sept. 30   Dec. 31   Sept. 30
(In billions)                             1995      1994       1994
-------------------------------------------------------------------
Balance-sheet risk-weighted assets..    $ 35.2    $ 33.0     $ 30.7
Off-balance-sheet risk-weighted
 assets.............................      18.4      16.2       16.4
                                        ------    ------     ------
Total risk-weighted assets..........    $ 53.6    $ 49.2     $ 47.1
                                        ======    ======     ======
-------------------------------------------------------------------
* Based on Federal Reserve Board definitions.

The Corporation's banking subsidiaries -- The First National Bank of Chicago
(FNBC), FCC National Bank (FCCNB), and American National Bank and Trust Company of Chicago (ANB) -- exceeded the regulatory well-capitalized guidelines as shown in the following table.

Banking Subsidiaries--Regulatory Capital Ratios
-------------------------------------------------------------------------------------------------------
                              September 30, 1995          December 31, 1994         September 30, 1994
                              -------------------       --------------------       --------------------
                              FNBC   FCCNB    ANB       FNBC    FCCNB    ANB       FNBC    FCCNB    ANB
-------------------------------------------------------------------------------------------------------
Risk-based capital ratios
   Tier 1 capital..........    7.9%   12.6%   9.6%       8.1%   12.1%    9.5%       8.2%   15.1%    9.3%
   Total capital...........   11.7    15.1   12.0       12.5    15.0    12.0       12.6    18.0    11.9

Leverage Ratio.............    5.9    14.1    9.6        6.3    14.4     9.1        6.4    14.7     9.0
-------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        September 30    December 31    September 30
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                           1995           1994            1994
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks--noninterest-bearing..........................................       $ 3,808        $ 4,265         $ 4,096
Due from banks--interest-bearing......................................................         9,633          8,066           7,827
Federal funds sold and securities under resale agreements.............................        14,034         13,302          13,804
Trading account assets................................................................         7,911          4,967           5,327
Derivative product assets.............................................................         7,928          4,389           6,016
Investment securities (fair values--$2,217, $2,589, and $2,515, respectively).........         2,209          2,592           2,514
Loans (net of unearned income--$287, $297, and $270, respectively)....................        27,663         25,947          23,817
Allowance for credit losses...........................................................          (743)          (723)           (683)
Premises and equipment................................................................           785            665             659
Customers' acceptance liability.......................................................           602            526             632
Other assets..........................................................................         1,917          1,904           1,738
                                                                                             -------        -------         -------
          Total assets................................................................       $75,747        $65,900         $65,747
                                                                                             =======        =======         =======

-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits
  Demand..............................................................................       $ 6,585          7,647         $ 7,217
  Savings.............................................................................         7,413          7,448           7,426
  Time................................................................................         5,757          5,149           4,602
  Foreign offices.....................................................................        13,480         11,422          10,425
                                                                                             -------        -------         -------
          Total deposits..............................................................        33,235         31,666          29,670
Federal funds purchased and securities under repurchase agreements....................        16,409         13,026          12,303
Other funds borrowed..................................................................         8,997          7,665           9,059
Long-term debt........................................................................         2,274          2,271           2,272
Acceptances outstanding...............................................................           602            526             632
Derivative product liabilities........................................................         7,562          4,097           5,539
Other liabilities.....................................................................         1,964          2,116           1,731
                                                                                             -------        -------         -------
          Total liabilities...........................................................        71,043         61,367          61,206

-----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock.......................................................................           491            611             611
Common stock--$5 par value............................................................           467            466             465
  Number of shares authorized--150,000,000
  Number of shares issued--93,479,339; 93,148,134; and 93,064,700, respectively
  Number of shares outstanding--88,308,227; 89,859,798; and 91,850,482, respectively
Surplus...............................................................................         1,714          1,712           1,741
Retained earnings.....................................................................         2,313          1,905           1,788
Other adjustments.....................................................................             1             (4)             (4)
                                                                                             -------        -------         -------
          Total.......................................................................         4,986          4,690           4,601
Less treasury stock at cost--5,171,112; 3,288,336; and 1,214,218 shares, respectively.           282            157              60
                                                                                             -------        -------         -------
          Stockholders' equity........................................................         4,704          4,533           4,541
                                                                                             -------        -------         -------
          Total liabilities and stockholders' equity..................................       $75,747        $65,900         $65,747
                                                                                             =======        =======         =======

-----------------------------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended           Nine Months Ended
                                                                                 September 30                 September 30
--------------------------------------------------------------------------------------------------------------------------------
(In millions, except per share data)                                                1995        1994          1995          1994
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans.................................................     $  594.5      $476.9      $1,792.8      $1,384.8
Interest on bank balances..................................................        151.2        97.8         432.9         255.3
Interest on federal funds sold and securities under resale agreements......        229.1       175.3         708.6         400.0
Interest on trading account assets.........................................        138.1        76.0         328.9         191.8
Interest on investment securities (including dividends)....................         23.2        18.2          67.1          48.7
                                                                                --------      ------      --------      --------
          Total............................................................      1,136.1       844.2       3,330.3       2,280.6

--------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits.......................................................        353.6       203.9         989.3         540.7
Interest on federal funds purchased and securities under repurchase
  agreements...............................................................        244.7       149.6         712.7         341.4
Interest on other funds borrowed...........................................        131.9       112.8         401.3         275.0
Interest on long-term debt.................................................         44.9        43.5         136.8         125.7
                                                                                --------      ------      --------      --------
          Total............................................................        775.1       509.8       2,240.1       1,282.8

--------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME........................................................        361.0       334.4       1,090.2         997.8
Provision for credit losses................................................        100.0        55.0         235.0         148.0
                                                                                --------      ------      --------      --------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES......................        261.0       279.4         855.2         849.8

--------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits...................................................         78.6        41.6         144.8          53.6
Equity securities gains....................................................         66.7        20.0         181.2         158.1
Investment securities gains (losses).......................................            -        (2.2)            -          (1.1)
                                                                                --------      ------      --------      --------
  Market-driven revenue....................................................        145.3        59.4         326.0         210.6
Credit card fee revenue....................................................        235.9       221.1         640.7         597.3
Service charges and commissions............................................        113.9       112.8         337.3         318.3
Fiduciary and investment management fees...................................         49.7        48.6         150.6         150.3
Other income...............................................................         14.2        13.2          62.2         109.3
                                                                                --------      ------      --------      --------
          Total............................................................        559.0       455.1       1,516.8       1,385.8

--------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits.............................................        249.4       225.1         710.6         645.4
Occupancy expense of premises, net.........................................         41.4        32.0         115.7         102.5
Equipment rentals, depreciation and maintenance............................         29.2        35.1          93.0         120.7
Other expense..............................................................        182.5       199.2         549.0         567.9
                                                                                --------      ------      --------      --------
          Total............................................................        502.5       491.4       1,468.3       1,436.5

--------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES.................................................        317.5       243.1         903.7         799.1
Applicable income taxes....................................................        110.3        89.3         314.0         282.8
                                                                                --------      ------      --------      --------
Net Income.................................................................     $  207.2      $153.8      $  589.7      $  516.3
                                                                                ========      ======      ========      ========
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY.....................     $  197.8      $143.8      $  560.3      $  474.2
                                                                                ========      ======      ========      ========

--------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  NET INCOME-PRIMARY.......................................................        $2.18       $1.54         $6.16         $5.29
  NET INCOME-FULLY DILUTED.................................................        $2.12       $1.51         $6.00         $5.17

-----------------------------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES TO STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Nine Months Ended September 30                                                             1995        1994
(In millions, except per share data)
-----------------------------------------------------------------------------------------------------------
Stockholders' Equity
Balance, beginning of period........................................................     $4,533      $4,264
 Net income.........................................................................        590         516
 Acquisition of Lake Shore Bancorp..................................................          -         123
 Issuance of common stock...........................................................         15           8
 Issuance of treasury stock.........................................................         37          23
 Treasury stock purchases...........................................................       (174)        (76)
 Redemption of preferred stock......................................................       (120)       (150)
 Other..............................................................................          5          (2)
                                                                                         ------      ------
                                                                                          4,886       4,706
 Cash dividends declared on preferred stock.........................................        (30)        (42)
 Cash dividends declared on common stock............................................       (152)       (123)
                                                                                         ------      ------
                                                                      1995      1994
------------------------------------------------------------------------------------
 Rate per common share for period                                    $1.70     $1.40
------------------------------------------------------------------------------------
Balance, end of period..............................................................     $4,704      $4,541
                                                                                         ======      ======

-----------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------
Nine Months Ended September 30 (In millions)                                               1995        1994
-----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income..........................................................................  $     590   $     516
Adjustments to reconcile net income to net cash (used in) operating activities
 Depreciation and amortization......................................................        122         131
 Provision for credit losses........................................................        235         148
 Equity securities gains............................................................       (181)       (158)
 Net (increase) in net derivative product balances..................................        (63)       (245)
 Net (increase) in trading account assets...........................................     (2,859)       (776)
 Net (increase) in accrued income receivable........................................        (80)        (15)
 Net decrease in other assets.......................................................         87         111
 Interest income from Brazilian debt restructuring..................................         (1)        (16)
 Other noncash adjustments..........................................................        (75)        (19)
                                                                                      ---------   ---------
 Total adjustments..................................................................     (2,815)       (839)

Net cash (used in) operating activities.............................................     (2,225)       (323)
-----------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Net (increase) in federal funds sold and securities under resale agreements.........       (732)     (5,009)
Purchase of investment securities--available for sale...............................     (1,484)       (769)
Purchase of debt investment securities--held to maturity............................        (97)       (240)
Purchase of venture capital investments.............................................       (319)       (100)
Proceeds from maturities of debt securities--available for sale.....................      1,224         695
Proceeds from maturities of debt securities--held to maturity.......................        115         200
Proceeds from sales of debt securities--available for sale..........................        167          82
Proceeds from sales of equity securities--available for sale........................          1          48
Proceeds from sales of venture capital investments..................................        906         257
Net (increase) in credit card receivables...........................................     (2,984)     (1,359)
Credit card receivables securitized.................................................      2,286       2,000
Net (increase) in loans of bank subsidiaries........................................     (1,185)       (798)
Loans made to customers and purchased from others by nonbank subsidiaries...........       (271)       (436)
Principal collected on and proceeds from sale of loans by nonbank subsidiaries......        273         470
Loan recoveries.....................................................................         46          63
Purchases of premises and equipment.................................................       (205)       (127)
Proceeds from sales of premises and equipment.......................................         38          24
Net cash and cash equivalents due to acquisitions...................................          -          44
                                                                                      ---------   ---------
Net cash (used in) investing activities.............................................     (2,221)     (4,955)
-----------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net (decrease) in demand and savings deposits.......................................     (1,100)     (1,386)
Net increase (decrease) in time deposits............................................        608      (1,016)
Net increase in deposits in foreign offices.........................................      2,014       2,993
Net increase in federal funds purchased and securities under repurchase agreements..      3,383       3,998
Proceeds from other funds borrowed..................................................    189,115     184,536
Repayment of other funds borrowed...................................................   (187,835)   (181,392)
Proceeds from issuance of long-term debt............................................          3         203
Repayment of long-term debt.........................................................         (2)         (7)
Net (decrease) in other liabilities.................................................       (242)       (197)
Dividends paid......................................................................       (179)       (155)
Proceeds from issuance of common stock..............................................         17           8
Payment for purchase of treasury stock..............................................       (174)        (76)
Redemption of preferred stock.......................................................       (121)       (150)
Proceeds from reissuance of treasury stock..........................................         19          12
                                                                                      ---------   ---------
Net cash provided by financing activities...........................................      5,506       7,371
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents........................         50        (123)
-----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents...........................................      1,110       1,970
Cash and cash equivalents at beginning of period....................................     12,331       9,953
                                                                                      ---------   ---------
Cash and cash equivalents at end of period..........................................  $  13,441   $  11,923
                                                                                      =========   =========
-----------------------------------------------------------------------------------------------------------

See Note 6 on page 33.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
------

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

Note 2
------

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

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                            Nine Months Ended
(In millions)                                                                                                 September 30
                                                                                                                1995     1994
-----------------------------------------------------------------------------------------------------------------------------
PRIMARY
  Net income..............................................................................................    $589.7   $516.3
  Preferred stock dividends (1)...........................................................................      29.4     42.1
                                                                                                              ------   ------
  Net income attributable to common stockholders' equity..................................................    $560.3   $474.2
                                                                                                              ======   ======
  Average number of common and common-equivalent shares...................................................      90.9     89.7
                                                                                                                ====     ====
FULLY DILUTED
  Net income..............................................................................................    $589.7   $516.3
  Preferred stock dividends, excluding convertible Series B (1)...........................................      20.8     33.5
                                                                                                              ------   ------
  Fully diluted net income................................................................................    $568.9   $482.8
                                                                                                              ======   ======
  Average number of shares, assuming full dilution........................................................      94.8     93.5
                                                                                                                ====     ====
-----------------------------------------------------------------------------------------------------------------------------
(1) 1994 results include $4.5 million of additional preferred dividends representing a 3 percent premium over the $150 million stated value of the Corporation's Preferred Stock, Series D, that was redeemed on July 1, 1994.

Note 3
------

At September 30, 1995, credit card receivables aggregated $6.9 billion. These receivables are available for sale at face value through credit card securitization programs.

Note 4
------

The accelerated asset disposition portfolio was established in September 1992. Nonperforming assets in this portfolio totaled $23 million at September 30, 1995, compared with $37 million at year-end 1994 and $33 million a year ago.

Note 5
------

Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." SFAS No. 114 addresses the accounting for a loan when it is probable that all principal and interest amounts due will not be collected in accordance with its contractual terms. The Corporation generally identifies nonperforming loans as "impaired loans." Certain loans, such as loans carried at the lower-of-cost or market or small-balance homogeneous loans (e.g., credit card, installment credit), are exempt from SFAS No. 114 provisions.

On a quarterly basis, the Corporation identifies impaired loans and the extent to which such loans are impaired. Impairment is recognized to the extent the recorded investment of an impaired loan or pool of loans exceeds the calculated present value. For non-collateral dependent loans, the calculated present value is measured using a discounted cash flow approach. Loans having a significant recorded investment are measured on an individual basis while loans not having a significant recorded investment are grouped and measured on a pool basis. Collateral-dependent loans, primarily real estate, are separately measured for impairment by determining the fair value of the collateral less estimated costs to sell. Loans that are 90 days past due as to principal or interest and are not well secured and in the process of collection are considered nonaccrual. In some instances, such loans are not considered impaired if there is no anticipated loss of principal or interest. Such loans totaled $10 million at September 30, 1995.

The allocated reserve associated with impaired loans is considered in management's determination of the Corporation's allowance for credit losses. The adoption of this accounting standard did not have a significant effect on the Corporation's net income or its allowance for credit losses.

At September 30, 1995, the recorded investment in loans considered impaired under SFAS No. 114 was $123 million, which required a related allowance for credit losses of $26 million. An allowance was allocated to all impaired loans.

The Corporation retained its prior method of recognizing interest and applying cash payments received with respect to impaired loans. The average recorded investment in impaired loans was approximately $123 million for the quarter ended September 30, 1995, and $120 million year to date. The Corporation recognized interest income associated with impaired loans of $2 million during the third quarter and $6 million year to date.

In accordance with SFAS No. 114, a loan is classified as an in-substance foreclosure when the Corporation has effectively taken possession of the collateral. Loans of $15 million, which no longer qualify as in-substance foreclosures, were reclassified from other assets to loans as of January 1, 1995. Prior reporting periods were not restated since the amounts involved were not material.

Note 6
------

For purposes of the Statement of Cash Flows, cash and cash equivalents consist of cash and due from banks--noninterest-bearing and interest-bearing.

A venture capital investment of $96 million was transferred to trading account assets in the third quarter of 1995.

Loans of $4.2 million and $12.0 million were transferred to other real estate in the first nine months of 1995 and 1994, respectively.

Loans of $15 million were reclassified from other assets to loans as of January 1, 1995, as a result of the Corporation's adoption of SFAS No. 114. See Note 5 above for further information.

Note 7
------

The ratio of income to fixed charges for the nine months ended September 30, 1995, excluding interest on deposits was 1.7x, and including interest on deposits was 1.4x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.


Note 8
------

The Corporation and NBD Bancorp, Inc. (NBD) entered into an Agreement and Plan of Merger, dated July 11, 1995, as amended, pursuant to which the Corporation will merge with and into NBD. The respective shareholders of the Corporation and NBD approved the merger at special meetings held by each company on October 20, 1995.

The combined company will be called First Chicago NBD Corporation (FCNBD). Subject to receiving all required regulatory approvals, management of the Corporation expects the merger to be completed on November 30, 1995.

Under terms of the transaction, the Corporation's shareholders will receive 1.81 shares of common stock of FCNBD in exchange for each share of the Corporation's common stock. Each share of NBD common stock will represent one share in FCNBD. In addition, each holder of the Corporation's preferred stock and depositary shares will be entitled to receive preferred stock or depositary shares, as applicable, with substantially similar terms, of FCNBD.

Shares of common stock of FCNBD will be listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange and trade under the symbol FCN.


Note 9
------

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

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------
                                                         Investment Securities Available-for-Sale
                                        --------------------------------------------------------------------------
                                        Amortized           Gross Unrealized    Gross Unrealized      Fair Value
September 30, 1995 (In millions)             Cost                      Gains              Losses     (Book Value)
------------------------------------------------------------------------------------------------------------------
U.S. government and federal agencies..     $469                     $-                 $1               $468
States and political subdivisions.....        -                      -                  -                  -
Other bonds, notes and debentures.....        8                      -                  -                  8
Equity securities (1)(2)..............      244                      2                  -                246
                                           ----                     --                 --               ----
    Total.............................     $721                     $2                 $1               $722
                                           ====                     ==                 ==               ====

                                        --------------------------------------------------------------------------
                                                         Investment Securities Held-to-Maturity
                                        --------------------------------------------------------------------------
                                        Amortized Cost      Gross Unrealized    Gross Unrealized
                                          (Book Value)                 Gains              Losses      Fair Value
                                        --------------------------------------------------------------------------
U.S. government and federal agencies..     $350                     $2                 $1               $351
States and political subdivisions.....      156                      6                  -                162
Other bonds, notes and debentures.....       29                      1                  -                 30
                                           ----                     --                 --               ----
    Total.............................     $535                   $  9                 $1               $543
                                           ====                     ==                 ==               ====

                                        --------------------------------------------------------------------------
                                                         Investment Securities Venture Capital
                                        --------------------------------------------------------------------------
                                        Amortized           Gross Unrealized    Gross Unrealized      Fair Value
                                             Cost                      Gains              Losses     (Book Value)
                                        --------------------------------------------------------------------------
Venture capital (1)...................     $878                   $149                $75               $952
                                           ====                   ====                ===               ====

------------------------------------------------------------------------------------------------------------------

(1)  The fair values of certain securities for which market quotations are not available have been estimated. In addition, the values reflect liquidity and other market-related factors.
(2)  Includes Federal Reserve stock.

IMPACT OF CREDIT CARD SECURITIZATION

For analytical purposes only, the following table shows income statement line items for the Corporation adjusted for the net impact of securitization of credit card receivables.

----------------------------------------------------------------------------------------------------------
                          Three Months Ended September 30, 1995      Three Months Ended September 30, 1994
                          -------------------------------------      -------------------------------------
                                      Credit Card                                Credit Card
(In millions)             Reported  Securitizations   Adjusted       Reported  Securitizations   Adjusted
----------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis..   $   375      $  183         $   558        $   341       $  148        $   489
Provision for credit
  losses................       100          94             194             55           65            120
Noninterest income......       559         (89)            470            455          (83)           372
Noninterest expense.....       502           -             502            491            -            491
Net income..............       207           -             207            154            -            154

Assets--quarter-end.....   $75,747      $7,986         $83,733        $65,747       $6,367        $72,114
     --average..........    76,160       7,808          83,968         66,050        5,925         71,975
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
                          Nine Months Ended September 30, 1995       Nine Months Ended September 30, 1994
                          ------------------------------------       ------------------------------------
                                     Credit Card                                 Credit Card
(In millions)             Reported  Securitizations   Adjusted       Reported  Securitizations   Adjusted
---------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis..   $ 1,120      $  487         $ 1,607        $ 1,015       $  398        $ 1,413
Provision for credit
  losses................       235         234             469            148          183            331
Noninterest income......     1,517        (253)          1,264          1,386         (215)         1,171
Noninterest expense.....     1,468           -           1,468          1,437            -          1,437
Net income..............       590           -             590            516            -            516

Assets--quarter-end.....   $75,747      $7,986         $83,733        $65,747        $6,367       $72,114
     --average..........    74,029       6,911          80,940         62,672         5,293        67,965
---------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES
------------------------------------------------------------------------------------------------------------------
(In millions)                                      September 30    June 30   March 31   December 31   September 30
                                                           1995       1995       1995          1994           1994
------------------------------------------------------------------------------------------------------------------
Balance, beginning of quarter....................          $689       $754       $723          $683           $681
------------------------------------------------------------------------------------------------------------------

Provision for credit losses......................           100         70         65            76             55
------------------------------------------------------------------------------------------------------------------
Charge-offs
 Commercial
  Domestic
   Commercial....................................             3          2          2             6              7
   Real estate...................................             1          3          5             4              4
   Other.........................................             -          -          -             1              2
  Foreign, including TCD.........................             -          -          1             2              -
 Consumer
   Credit card...................................            48         50         55            41             39
   Other.........................................             6          4          3             3              4
                                                           ----       ----       ----          ----           ----
    Total charge-offs............................            58         59         66            57             56
------------------------------------------------------------------------------------------------------------------
Recoveries
 Commercial
  Domestic
   Commercial....................................             3          3          9             3              3
   Real estate...................................             1          -          2             -              -
   Other.........................................             -          2          1             1              -
  Foreign, including TCD.........................             -          -          2             -              7
 Consumer
   Credit card...................................             7          8          7             6              7
   Other.........................................             1          1          1             1              1
                                                           ----       ----       ----          ----           ----
    Total recoveries.............................            12         14         22            11             18
------------------------------------------------------------------------------------------------------------------
Net charge-offs/(recoveries).....................            46         45         44            46             38
------------------------------------------------------------------------------------------------------------------
Other............................................             -        (90)        10            10            (15)
------------------------------------------------------------------------------------------------------------------
Balance, end of quarter..........................          $743       $689       $754          $723           $683
                                                           ====       ====       ====          ====           ====
------------------------------------------------------------------------------------------------------------------

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
----------------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
----------------------------------------------------------------------------------------------------------------------------------
(Three Months Ended)                                         September 30, 1995                         June 30, 1995
----------------------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)              Average               Average       Average                        Average
(Dollars in millions)                                   Balance   Interest       Rate       Balance       Interest            Rate
----------------------------------------------------------------------------------------------------------------------------------
Assets
Due from banks--interest-bearing (1).............       $ 9,802   $  151.2       6.12%      $ 9,449       $  150.1            6.37%
Federal funds sold and securities under resale           15,695      229.1       5.79        15,899          238.7            6.02
 agreements......................................
Trading account assets...........................         8,386      138.6       6.56         6,434          102.8            6.41
Investment securities
  U.S. government and federal agency.............           826       12.2       5.86         1,043           16.1            6.19
  States and political subdivisions..............           157        3.5       8.84           170            3.8            8.97
  Other..........................................         1,663       16.8       4.01         1,632            7.9            1.94
----------------------------------------------------------------------------------------------------------------------------------
  Total investment securities....................         2,646       32.5       4.87         2,845           27.8            3.92

Loans (2)(3)
  Domestic offices...............................        24,790      566.6       9.37        24,368          562.3            9.54
  Foreign offices................................         1,817       32.3       7.06         1,777           35.3            7.97
----------------------------------------------------------------------------------------------------------------------------------
Total loans......................................        26,607      598.9       9.20        26,145          597.6            9.43
----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets (4).....................        63,136    1,150.3       7.23        60,772        1,117.0            7.37
Cash and due from banks--noninterest-bearing.....         3,552                               4,383
Allowance for credit losses......................          (692)                               (720)
Other assets.....................................        10,164                              11,641
----------------------------------------------------------------------------------------------------------------------------------

Total assets.....................................       $76,160                             $76,076
                                                        =======                             =======
----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings........................................       $ 8,336   $   64.4       3.07%      $ 8,777       $   66.9            3.06%
  Time...........................................         5,575       88.7       6.31         5,744           91.3            6.38
  Foreign offices (5)............................        14,063      200.5       5.66        12,604          183.5            5.84
----------------------------------------------------------------------------------------------------------------------------------
    Total deposits--interest-bearing.............        27,974      353.6       5.01        27,125          341.7            5.05
Federal funds purchased and securities under
 repurchase agreements...........................        16,549      244.7       5.87        15,420          231.9            6.03
Other funds borrowed.............................         8,746      131.9       5.98         8,962          132.0            5.91
Long-term debt...................................         2,273       44.9       7.84         2,271           46.0            8.12
----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities.............        55,542      775.1       5.54        53,778          751.6            5.61
Demand deposits..................................         6,684                               6,837
Other liabilities................................         9,185                              10,748
Preferred stock..................................           570                                 611
Common stockholders' equity......................         4,179                               4,102
----------------------------------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity...       $76,160                             $76,076
                                                        =======                             =======
Interest income/earning assets...................                 $1,150.3       7.23%                    $1,117.0            7.37%
Interest expense/earning assets..................                    775.1       4.87                        751.6            4.96
----------------------------------------------------------------------------------------------------------------------------------

Net interest margin..............................                 $  375.2       2.36%                    $  365.4            2.41%
                                                                  ========      =====                     ========            ====

-----------------
 (1) Principally balances in overseas offices.
 (2) Rates are calculated on average lease-financing receivables balances reduced by deferred liability for taxes.
 (3) Nonperforming loans are included in average balances used to determine rates.
 (4) Includes a tax-equivalent adjustment based on a 35% federal income tax rate. The tax-equivalent adjustment for the three months ended September 30, 1995, was $14.2 million, compared with $9.8 million, $6.1 million, $7.0 million and $6.4 million for the three months ended June 30, 1995, March 31, 1995, December 31, 1994, and September 30, 1994, respectively.
 (5) Includes International Banking Facilities deposit balances in domestic offices and balances of Edge Act and overseas offices.




---------------------------------------------------------------------------------------------------
             March 31, 1995                December 31, 1994             September 30, 1994
---------------------------------------------------------------------------------------------------
 Average                Average    Average                Average    Average                Average
 Balance     Interest     Rate     Balance     Interest     Rate     Balance     Interest     Rate
---------------------------------------------------------------------------------------------------

 $ 8,602      $ 131.6     6.20%    $ 7,823       $106.4      5.40%   $ 8,029       $ 97.8     4.83%
  16,778        240.8     5.82      16,457        215.2      5.19     15,102        175.3     4.61
   5,226         89.3     6.93       5,084         86.5      6.75      5,044         76.6     6.03

     758         10.2     5.46         795         10.2      5.09        801          9.5     4.71
     174          3.9     9.09         186          4.1      8.75        189          4.3     9.03
   1,648          8.7     2.14       1,648          7.8      1.88      1,577          6.5     1.64
---------------------------------------------------------------------------------------------------
   2,580         22.8     3.58       2,629         22.1      3.34      2,567         20.3     3.14


  24,276        577.2     9.94      22,669        485.1      8.77     21,776        459.2     8.65
   1,758         31.4     7.24       1,666         31.1      7.40      1,708         21.4     4.97
---------------------------------------------------------------------------------------------------
  26,034        608.6     9.75      24,335        516.2      8.67     23,484        480.6     8.37
---------------------------------------------------------------------------------------------------
  59,220      1,093.1     7.49      56,328        946.4      6.67     54,226        850.6     6.22
   3,992                             4,170                             4,073
    (731)                             (692)                             (695)
   7,371                             8,733                             8,446
---------------------------------------------------------------------------------------------------

 $69,852                           $68,539                           $66,050
 =======                           =======                           =======
---------------------------------------------------------------------------------------------------

 $ 7,874     $   57.3     2.95%    $ 7,794       $ 52.6      2.68%   $ 8,174       $ 49.8     2.42%
   5,607         82.0     5.93       4,847         57.1      4.67      4,721         46.9     3.94
  11,051        154.7     5.68      10,188        129.1      5.03      9,509        107.2     4.47
---------------------------------------------------------------------------------------------------
  24,532        294.0     4.86      22,829        238.8      4.15     22,404        203.9     3.61

  16,383        236.1     5.84      14,252        184.8      5.14     13,085        149.6     4.54
   8,564        137.4     6.51       9,605        138.2      5.71      8,962        112.8     4.99
   2,273         45.9     8.19       2,271         44.4      7.76      2,271         43.5     7.60
---------------------------------------------------------------------------------------------------
  51,752        713.4     5.59      48,957        606.2      4.91     46,722        509.8     4.33
   6,956                             7,104                             7,005
   6,555                             7,936                             7,897
     611                               611                               611
   3,978                             3,931                             3,815
---------------------------------------------------------------------------------------------------

 $69,852                           $68,539                           $66,050
 =======                           =======                           =======

             $1,093.1     7.49%                  $946.4      6.67%                 $850.6     6.22%
                713.4     4.89                    606.2      4.27                   509.8     3.73
---------------------------------------------------------------------------------------------------

             $  379.7     2.60%                  $340.2      2.40%                 $340.8     2.49%
             ========     ====                   ======      ====                  ======     ====

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
----------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
----------------------------------------------------------------------------------------------------------------------
(Nine Months Ended September 30)                                       1995                         1994
----------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                   Average             Average   Average             Average
(Dollars in millions)                                        Balance   Interest     Rate   Balance   Interest     Rate
----------------------------------------------------------------------------------------------------------------------
Assets
Due from banks--interest-bearing (1).......................  $ 9,284   $  432.9     6.23%  $ 7,853   $  255.3     4.35%
Federal funds sold and securities under resale agreements..   16,124      708.6     5.88    13,378      400.0     4.00
Trading account assets.....................................    6,682      330.7     6.62     4,686      193.0     5.51
Investment securities
  U.S. government and federal agency.......................      875       38.4     5.87       704       22.5     4.27
  States and political subdivisions........................      167       11.3     9.05       160       10.8     9.02
  Other....................................................    1,648       33.4     2.71     1,641       21.9     1.78
----------------------------------------------------------------------------------------------------------------------
  Total investment securities..............................    2,690       83.1     4.13     2,505       55.2     2.95

Loans (2)(3)
  Domestic offices.........................................   24,478    1,706.1     9.61    21,195    1,302.4     8.50
  Foreign offices..........................................    1,784       99.0     7.42     1,776       91.9     6.92
----------------------------------------------------------------------------------------------------------------------

Total loans................................................   26,262    1,805.1     9.46    22,971    1,394.3     8.37
----------------------------------------------------------------------------------------------------------------------
    Total earning assets (4)...............................   61,042    3,360.4     7.36    51,393    2,297.8     5.98
Cash and due from banks--noninterest-bearing...............    3,976                         4,184
Allowance for credit losses................................     (715)                         (699)
Other assets...............................................    9,726                         7,794
----------------------------------------------------------------------------------------------------------------------

Total assets...............................................  $74,029                       $62,672
                                                             =======                       =======
----------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings..................................................  $ 8,329   $  188.6     3.03%  $ 8,097   $  136.0     2.25%
  Time.....................................................    5,642      262.0     6.21     4,635      110.7     3.19
  Foreign offices (5)......................................   12,573      538.7     5.73     9,468      294.0     4.15
----------------------------------------------------------------------------------------------------------------------
    Total deposits--interest-bearing.......................   26,544      989.3     4.98    22,200      540.7     3.26
Federal funds purchased and securities under repurchase
  agreements...............................................   16,118      712.7     5.91    11,636      341.4     3.92
Other funds borrowed.......................................    8,757      401.3     6.13     8,127      275.0     4.52
Long-term debt.............................................    2,272      136.8     8.05     2,250      125.7     7.47
----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities.......................   53,691    2,240.1     5.58    44,213    1,282.8     3.88
Demand deposits............................................    6,826                         7,061
Other liabilities..........................................    8,829                         6,988
Preferred stock............................................      597                           711
Common stockholders' equity................................    4,086                         3,699
----------------------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity.............  $74,029                       $62,672
                                                             =======                       =======
Interest income/earning assets.............................            $3,360.4     7.36%            $2,297.8     5.98%
Interest expense/earning assets............................             2,240.1     4.91              1,282.8     3.34
----------------------------------------------------------------------------------------------------------------------

Net interest margin........................................            $1,120.3     2.45%            $1,015.0     2.64%
                                                                       ========     ====             ========     ====

-------------------------------
 (1) Principally balances in overseas offices.
 (2) Rates are calculated on average lease-financing receivables balances reduced by deferred liability for taxes.
 (3) Nonperforming loans are included in average balances used to determine rates.
 (4) Includes tax-equivalent adjustments of $30.1 and $17.2 million based on a 35% federal income tax rate for the nine months ended September 30, 1995 and 1994, respectively.
 (5) Includes International Banking Facilities deposit balances in domestic offices and balances of Edge Act and overseas offices.

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
FIVE-QUARTER CONSOLIDATED INCOME STATEMENT

----------------------------------------------------------------------------------------------------------------------------
                                                                         Sept. 30    June 30   March 31   Dec. 31   Sept. 30
(Dollars in millions, except per share data)                                 1995       1995       1995      1994       1994
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans.............................................  $  594.5   $  593.4   $  604.9    $512.4     $476.9
Interest on bank balances..............................................     151.2      150.1      131.6     106.4       97.8
Interest on federal funds sold and securities under resale agreements..     229.1      238.7      240.8     215.2      175.3
Interest on trading account assets.....................................     138.1      102.1       88.7      85.9       76.0
Interest on investment securities (including dividends)................      23.2       22.9       21.0      19.5       18.2
                                                                         --------   --------   --------    ------     ------
          Total........................................................   1,136.1    1,107.2    1,087.0     939.4      844.2
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits...................................................     353.6      341.7      294.0     238.8      203.9
Interest on federal funds purchased and securities under repurchase
 agreements............................................................     244.7      231.9      236.1     184.8      149.6
Interest on other funds borrowed.......................................     131.9      132.0      137.4     138.2      112.8
Interest on long-term debt.............................................      44.9       46.0       45.9      44.4       43.5
                                                                         --------   --------   --------    ------     ------
          Total........................................................     775.1      751.6      713.4     606.2      509.8
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME....................................................     361.0      355.6      373.6     333.2      334.4
Provision for credit losses............................................     100.0       70.0       65.0      76.0       55.0
                                                                         --------   --------   --------    ------     ------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES..................     261.0      285.6      308.6     257.2      279.4
----------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits...............................................      78.6       15.8       50.4      12.1       41.6
Equity securities gains................................................      66.7       59.6       54.9      70.5       20.0
Investment securities gains (losses)...................................         -          -          -       2.3       (2.2)
                                                                         --------   --------   --------    ------     ------
     Market-driven revenue.............................................     145.3       75.4      105.3      84.9       59.4
Credit card fee revenue................................................     235.9      213.6      191.2     234.8      221.1
Service charges and commissions........................................     113.9      115.5      107.9     103.6      112.8
Fiduciary and investment management fees...............................      49.7       49.3       51.6      48.9       48.6
Other income...........................................................      14.2       33.9       14.1      16.6       13.2
                                                                         --------   --------   --------    ------     ------
          Total........................................................     559.0      487.7      470.1     488.8      455.1
----------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits.........................................     249.4      229.4      231.8     223.5      225.1
Occupancy expense of premises, net.....................................      41.4       37.9       36.4      34.8       32.0
Equipment rentals, depreciation and maintenance........................      29.2       32.4       31.4      36.7       35.1
Other expense..........................................................     182.5      188.0      178.5     187.1      199.2
                                                                         --------   --------   --------    ------     ------
          Total........................................................     502.5      487.7      478.1     482.1      491.4
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES.............................................     317.5      285.6      300.6     263.9      243.1
  Applicable income taxes..............................................     110.3       98.2      105.5      90.5       89.3
                                                                         --------   --------   --------    ------     ------
NET INCOME.............................................................  $  207.2   $  187.4   $  195.1    $173.4     $153.8
                                                                         ========   ========   ========    ======     ======
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY.................  $  197.8   $  177.4   $  185.1    $163.3     $143.8
                                                                         ========   ========   ========    ======     ======
----------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  NET INCOME - PRIMARY.................................................     $2.18      $1.95      $2.03     $1.76      $1.54
  NET INCOME - FULLY DILUTED...........................................     $2.12      $1.90      $1.98     $1.72      $1.51
----------------------------------------------------------------------------------------------------------------------------
Average number of common and common-equivalent shares (in millions)....      90.6       91.2       91.0      92.9       93.4
Average number of shares, assuming full dilution (in millions).........      94.5       95.1       94.8      96.7       97.1
Average full-time-equivalent staff.....................................    17,527     17,338     17,304    17,270     17,727

FIRST CHICAGO CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

----------------------------------------------------------------------------------------------------------------------------------
                                                                            1995                             1994
----------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)               September 30    June 30    March 31    December 31    September 30
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME DATA
Actual
  Net interest income--tax-equivalent basis............         $ 375.2    $ 365.4     $ 379.7        $ 340.2         $ 340.8
  Average earning assets...............................          63,136     60,772      59,220         56,328          54,226
  Net interest margin..................................            2.36%      2.41%       2.60%          2.40%           2.49%
Adjusted (1)
  Net interest income--tax-equivalent basis............         $ 554.8    $ 528.6     $ 513.7        $ 486.5         $ 485.5
  Average earning assets...............................          60,367     56,985      53,766         51,562          50,046
  Net interest margin..................................            3.65%      3.72%       3.87%          3.74%           3.85%
----------------------------------------------------------------------------------------------------------------------------------
AT QUARTER-END
BALANCE SHEET DATA
Assets.................................................         $75,747    $75,328     $72,378        $65,900         $65,747
Loans..................................................          27,663     26,517      27,018         25,947          23,817
Deposits...............................................          33,235     33,764      32,191         31,666          29,670
Long-term debt.........................................           2,274      2,271       2,272          2,271           2,272
Common stockholders' equity............................           4,213      4,160       4,057          3,922           3,930
Stockholders' equity...................................           4,704      4,771       4,668          4,533           4,541
----------------------------------------------------------------------------------------------------------------------------------
CAPITAL DATA (2)
Common equity/assets ratio.............................             6.1%       6.1%        6.2%           6.6%            6.6%
Regulatory leverage ratio..............................             6.9        7.0         7.7            7.5             7.8
Risk-based capital
  Tier 1 capital ratio.................................             8.4        8.8         8.6            8.8             9.2
  Total capital ratio..................................            12.5       13.1        13.0           13.4            13.9
  Tier 1 capital.......................................         $ 4,502    $ 4,567     $ 4,460        $ 4,325         $ 4,319
  Total capital........................................           6,685      6,783       6,736          6,566           6,561
----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL RATIOS
FOR THE QUARTER ENDED
Net income as a percentage of:
  Average stockholders' equity.........................            17.3%      15.9%       17.2%          15.1%           13.8%
  Average common stockholders' equity..................            18.8       17.3        18.9           16.5            15.0
  Average total assets.................................            1.08       0.99        1.13           1.00            0.92
  Average earning assets...............................            1.30       1.24        1.34           1.22            1.13
Stockholders' equity as a percentage of:
  Total assets.........................................             6.2        6.3         6.4            6.9             6.9
  Total loans..........................................            17.0       18.0        17.3           17.5            19.1
  Total deposits.......................................            14.2       14.1        14.5           14.3            15.3
Average stockholders' equity as a percentage of:
  Average assets.......................................             6.2        6.2         6.6            6.6             6.7
  Average loans........................................            17.8       18.0        17.6           18.7            18.8
  Average deposits.....................................            13.7       13.9        14.6           15.2            15.1
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA
FOR THE QUARTER ENDED
Market price
  High.................................................         $68 5/8  $  61 7/8     $51 3/8        $50 1/4         $52 1/4
  Low..................................................          58       49 15/16      45             42 5/8          45 1/2
  At quarter-end.......................................          68 5/8     59 7/8      50 1/8         47 3/4          45 7/8
Price earnings ratio...................................             8.7        8.2         7.1            6.8             6.5
Book value.............................................          $47.71     $46.37      $45.16         $43.65          $42.79
Market price/book value................................             144%       129%        111%           109%            107%
Dividends declared on common stock.....................           $0.60      $0.55       $0.55          $0.55           $0.50
----------------------------------------------------------------------------------------------------------------------------------
(1)   Adjusted to exclude impact of securitization of credit card receivables and the activities of FCCM, the Corporation's capital markets subsidiary.
(2)   Net of investment in FCCM.


                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1995
                                             ------------------

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _____________ to _____________

                         Commission file number 1-6052
                                                ------


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

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995.


        Class                                Number of Shares Outstanding
-------------------------                    ----------------------------

Common Stock $5 par value                              87,837,309

                        FORM 10-Q CROSS-REFERENCE INDEX

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  Financial Statements
-----------------------------

                                                                                          Page
                                                                                          ----
         Consolidated Balance Sheet --
           September 30, 1995 and 1994, and December 31, 1994                              27

         Consolidated Income Statement --
           Three and Nine Months Ended September 30, 1995 and 1994                         28

         Consolidated Statement of Changes in Stockholders' Equity --
           Nine Months Ended September 30, 1995 and 1994                                   29

         Consolidated Statement of Cash Flows --
           Nine Months Ended September 30, 1995 and 1994                                   30

         Notes to Consolidated Financial Statements                                       31-33

         Selected Statistical Information                                                   1,
                                                                                          18-20,
                                                                                          34-41

ITEM 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
         Condition and Results of Operations                                               1-26
         -----------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  Legal Proceedings                                                                 44
--------------------------

ITEM 2.  Changes in Securities                                                             44
------------------------------

ITEM 3.  Defaults Upon Senior Securities                                                   44
----------------------------------------

ITEM 4.  Submission of Matters to a Vote of Security Holders                               44
-------------------------------------------------------------

ITEM 5.  Other Information                                                                 44
--------------------------

ITEM 6.  Exhibits and Reports on Form 8-K                                                  44
-----------------------------------------


Signatures                                                                                 45

                          PART II. - OTHER INFORMATION
                          ----------------------------

ITEM 1.  Legal Proceedings
--------------------------

         None

ITEM 2.  Changes in Securities
------------------------------

         None

ITEM 3.  Defaults Upon Senior Securities
----------------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         First Chicago Corporation held a Special Meeting of Stockholders on October 20, 1995. A total of 75,589,308 shares were represented in person or by proxy at the special meeting, or approximately 83.5 percent of the total shares outstanding and entitled to vote.

         Stockholders approved and adopted the Agreement and Plan of Merger (the "Merger Agreement"), dated as of July 11, 1995, as amended, by and between First Chicago Corporation and NBD Bancorp, Inc. (NBD), a Delaware corporation, and the consummation of the transactions contemplated thereby, pursuant to which the Registrant will be merged with and into NBD upon the terms and subject to the conditions set forth in the Merger Agreement. Of the total number of outstanding shares entitled to vote, 73,743,693 (81.468 percent) were voted for; 1,684,403 (1.861 percent) were voted against; and 161,212 (0.178 percent) abstained. There were no broker non-votes.

ITEM 5.  Other Information
--------------------------

         None

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    (a)  Exhibit  2   Agreement and Plan of Merger, dated as of July 11, 1995,
                      between NBD and the Registrant, as amended (incorporated by reference to Exhibit A to the Joint Proxy Statement-
                      Prospectus of NBD and the Registrant filed as part of NBD's Registration Statement No. 33-62713 on Form S-4

         Exhibit 12   Statements re computation of ratios

         Exhibit 27   Financial Data Schedules

    (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 1995.

          Date                 Item Reported
         -------               -------------

         7/14/95 The Registrant's announcement of common stock dividend increase and redemption of its Series A Preferred Stock.

         7/17/95  The Registrant's earnings for the quarter ended June 30, 1995.

         7/19/95  The Registrant's announcement of its planned merger with NBD.

         7/21/95 Pro forma financial statements and exhibits related to the Registrant's planned merger with NBD.

         8/15/95 Pro forma financial statements, as of June 30, 1995, related to the Registrant's planned merger with NBD.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FIRST CHICAGO CORPORATION
                                     -------------------------------

                                              (Registrant)



Date    November 10, 1995                  Richard L. Thomas
     -----------------------         ------------------------------

                                           Richard L. Thomas
                                         Chairman of the Board



Date    November 10, 1995                 William J. Roberts
     -----------------------         ------------------------------

                                          William J. Roberts
                                     Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number              Description of Exhibit                      Page
--------------              ----------------------                      ----


      2 -                  Agreement and Plan of Merger                 N/A

     12 -                  Statement re computation of ratios            47

     27 -                  Financial Data Schedules                      48